Form 10QSB
period 1998-04-30
SHERWOOD BRANDS INC
filed 1998-06-17
CIK 1053178

                                   FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

    For the quarterly period ended: 04/30/98 Commission file number: 1-14091


                              SHERWOOD BRANDS, INC.
             (Exact name of Registrant as specified in its charter)

         North Carolina                                    56-1349259
  (State or other jurisdictions of                     (I.R.S. Employer
  incorporation or organization)                       Identification No.)

               6110 Executive Blvd. Suite 1080, Rockville MD 20852
                    (Address of principal executive offices)

Registrant's telephone number, including area code: 301-881-9340

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that he registrant was required to file such reports and (2) has been subject to such filing
requirement for the past 90 days. Yes      No  X
                                     -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of June 12, 1998 there were 2,700,000 shares of Class A Common stock and 1,000,000 shares of Class B Common Stock, par value $0.01 per share, of the registrant outstanding.

SHERWOOD BRANDS, INC.
INDEX



Part I   Financial Information


         Item 1.   Financial Statements

                  Consolidated Balance Sheets - April 30, 1998 (unaudited) and July 31, 1997

                  Consolidated Statements of Operations - Three months and nine months ended April 30, 1998 and 1997 (unaudited)

                  Consolidated Statements of Cash Flows - Nine months ended April 30, 1998 and 1997 (unaudited)

                  Notes to Consolidated Financial Statements

         Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations


Part II   Other Information


         Item 2.   Changes in Securities and Use of Proceeds.

         Item 6.   Exhibit 27.1


Signatures

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      SHERWOOD BRANDS, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                    April 30, 1998              July 31, 1997
                                                                    --------------              -------------
ASSETS                                                               (unaudited)                     (audited)
Current Assets

    Cash and cash equivalents                                           $479,985                      $614,109
    Accounts receivable, less allowance of $37,800 and                $2,126,282                    $2,101,950
    $23,400
    Insurance settlement receivable                                                                   $262,574
    Inventory (Note 4)                                                $3,682,862                    $3,412,962
    Other current assets                                                $164,622                       $46,062
    Deferred taxes on income                                            $170,700                      $170,700
                                                                      ----------                    ----------
    Total current assets                                              $6,624,451                    $6,608,357
                                                                      ----------                    ----------
Net property and equipment                                            $2,599,727                    $2,335,556
                                                                      ----------                    ----------
Other Assets                                                            $151,913                       $19,447
                                                                      ----------                    ----------
TOTAL ASSETS                                                          $9,376,091                    $8,963,360
                                                                      ==========                    ==========
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities

    Line of credit                                                    $1,462,225                    $1,644,589
    Current portion of long-term debt                                   $145,000                      $145,000
    Current portion of subordinated debt                                 $89,613                       $85,757
    Accounts payable                                                  $1,473,444                    $2,124,764
    Accrued expenses                                                    $340,626                      $198,012
    Income taxes payable                                                $353,783                      $190,500
                                                                      ----------                    ----------
    Total current liabilities                                         $3,864,691                    $4,388,622
                                                                      ----------                    ----------
Long-term debt                                                        $1,355,000                    $1,355,000
Subordinated debt                                                       $447,860                      $515,485
Deferred taxes on income                                                $108,600                      $108,600
Due to related parties                                                  $890,024                      $903,180
                                                                      ----------                    ----------
TOTAL LIABILITIES                                                     $6,666,175                    $7,270,887
                                                                      ----------                    ----------
Commitments

Stockholders equity
Preferred stock, $.01 par value, 5,000,000 shares
authorized; no shares issued or outstanding                                    -                             -

Common Stock, Class A, $.01 par value, 30,000,000
shares authorized, 1,150,000 issued and outstanding                      $11,500                       $11,500

Common Stock, Class B, $.01 par value, 5,000,000 shares
authorized, 1,000,000 shares issued and outstanding                      $10,000                       $10,000

Additional paid-in capital                                              $247,000                      $247,000

Retained earnings                                                     $2,441,416                    $1,423,973
                                                                      ----------                    ----------
TOTAL STOCKHOLDERS EQUITY                                             $2,709,916                    $1,692,473
                                                                      ----------                    ----------
TOTAL LIABILITIES AND STOCKHOLDERS
EQUITY                                                                $9,376,091                    $8,963,360
                                                                      ==========                    ==========

See accompanying notes to consolidated financial statements

                      SHERWOOD BRANDS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     UNAUDITED

                                                          Three months ended                          Nine months ended
                                                          ------------------                          -----------------

                                                     April 30,            April 30,                April 30,            April 30,
                                                          1997                 1998                     1997                 1998
                                                          ----                 ----                     ----                 ----
Net sales                                           $3,595,879           $4,400,053              $13,169,419          $14,120,837

Cost of sales                                       $2,539,060           $3,039,447               $9,675,215           $9,554,909
                                                    ----------           ----------              -----------          -----------
Gross profit                                        $1,056,819           $1,360,606               $3,494,204           $4,565,928
                                                    ----------           ----------              -----------          -----------
Selling, general and administrative expenses          $802,606             $838,781               $1,976,032           $2,255,598

Pre-production costs                                   $98,845                   $0                 $714,860              $54,125

Salaries and related expenses                         $344,832             $322,054                 $805,461             $843,095
                                                    ----------           ----------              -----------          -----------
Total operating expenses                            $1,246,283           $1,160,836               $3,496,353           $3,152,818
                                                    ----------           ----------              -----------          -----------
Income (loss) from operations                        ($189,464)            $199,770                  ($2,149)          $1,413,110

Other income (expense)

Interest income                                         $2,291               $5,281                  $23,666              $14,083
Interest expense                                      ($81,167)            ($58,273)               ($207,722)           ($180,697)
Insurance claim, net                                   $39,803                   $0                 $364,026             $102,223
Other (expense) income                                ($31,136)             $59,670                 ($17,273)             $64,396
                                                    ----------           ----------              -----------          -----------
Total other income (expense)                          ($70,209)              $6,678                 $162,697                   $5
                                                    ----------           ----------              -----------          -----------
Income (loss) before provision for taxes             ($259,673)            $206,448                 $160,548           $1,413,115
on income

Provision (benefit) for taxes on income              ($121,627)              $9,405                  $12,844             $395,672
                                                    ----------           ----------              -----------          -----------
Net income (loss)                                    ($138,046)            $197,043                 $147,704           $1,017,443
                                                    ----------           ----------              -----------          -----------
Basic and diluted earnings (loss) per share             ($0.06)               $0.09                    $0.07                $0.47
                                                    ----------           ----------              -----------          -----------
Weighted average common shares outstanding           2,150,000            2,150,000                2,150,000            2,150,000
                                                    ----------           ----------              -----------          -----------

See accompanying notes to consolidated financial statements

SHERWOOD BRANDS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED
                                                                                         Nine months ended
                                                                                         -----------------

                                                                                 April 30,                 April 30,
                                                                                      1997                      1998
                                                                                      ----                      ----
Cash flows from operating
activities

  Net income                                                                      $147,704                $1,017,443

  Adjustments to reconcile net
  income to net cash provided
  by (used in) operating activities

    Depreciation expense                                                           $91,168                   $88,366
    Unrealized (gain) loss on foriegn exchange                                    ($20,805)                       $0
    Provision for doubtful accounts                                                  ($891)                  $14,400
    Write-off of accounts receivable                                                    $0                  ($15,504)


  (Increase) decrease in assets
    Accounts receivable                                                           $333,533                  ($23,228)
    Inventory                                                                  ($1,756,928)                ($269,900)
    Insurance settlement receivable                                                     $0                  $262,574
    Other current assets                                                           ($9,483)                ($118,560)
    Other assets                                                                    $9,310                 ($132,466)
  Increase (decrease) in liabilities
    Accounts payable                                                              ($63,389)                ($651,320)
    Accrued expenses                                                              $359,331                  $142,614
    Income taxes payable                                                           $84,844                  $163,283
                                                                               -----------               -----------
Net cash provided by (used in)
operating activities                                                             ($825,606)                 $477,702
                                                                               -----------               -----------
Cash flows from investing activities
  Capital expenditures                                                           ($828,206)                ($352,537)
                                                                               -----------               -----------
Net cash used in investing activities                                            ($828,206)                ($352,537)
                                                                               -----------               -----------
Cash flows from financing activities
  Borrowings on line of credit                                                    $650,000                         -
  Repayments on line of credit                                                           -                 ($182,364)
  Proceeds from issuance of long term debt                                        $580,000                         -
  Payments on debt                                                                ($25,883)                 ($63,769)
  Payments to related parties                                                    ($200,000)                 ($13,156)
                                                                               -----------               -----------
Net cash provided by (used in) financing activities                             $1,004,117                 ($259,289)

Net decrease in cash and
cash equivalents                                                                 ($649,695)                ($134,124)

Cash and cash equivalents, at beginning
of period                                                                         $869,924                  $614,109
                                                                               -----------               -----------
Cash and cash equivalents, at end
of period                                                                         $220,229                  $479,985
                                                                               ===========               ===========

See accompanying notes to consolidated financial statements

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Basis of Presentation

The consolidated financial statements include the accounts of Sherwood Brands, Inc., and its wholly-owned subsidiaries, Sherwood Brands, LLC and Sherwood Brands Overseas, Inc. ("Overseas") (collectively, the "Company"). All material inter-company transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report in the Prospectus dated May 6, 1998.


2.  Organization and Description of Business

Sherwood Brands, Inc. (formerly Sherwood Foods, Inc.) was incorporated in December 1982 in the state of North Carolina. Sherwood Brands, Inc. manufactures its own line of confectionery products, demitasse(R) biscuits and is developing a new product line of candies.

Sherwood Brands, Inc. is the owner of Sherwood Brands, LLC, a Maryland limited liability company. Sherwood Brands, LLC markets and distributes its own lines of confectionery products in the United States.

Overseas (a wholly-owned subsidiary of Sherwood Brands, LLC) was incorporated in July 1993 in the Bahamas to market and distribute the Sherwood lines of confectionery products internationally. Sherwood Brands, LLC and Overseas purchase confectionery products from Sherwood Brands, Inc. as well as third party suppliers.


3.  Interim Financial Information

The financial information as of April 30, 1998 and for the nine months ended April 30, 1997 and 1998 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.
 Results for interim periods are not necessarily indicative of results to be expected for an entire year.

4.  Inventory

Inventory consists of raw materials and finished goods and is stated at the lower of cost or market. Cost is determined by the FIFO (First-in, first-out) method.

Inventory consists of the following:

                                        July 31              April 30
                                        -------              --------
                                         1997                  1998
                                        ------               --------
Raw materials.............            $  184,921            $  310,935

Finished goods............             3,228,041             3,371,927
                                      ----------            ----------
                                      $3,412,962            $3,682,862

5.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

6.  Recent Accounting Pronouncements

In October 1995, the Financial Accounting standards Board issued Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 will begin to affect the Company in fiscal 1998 with the establishment of the 1998 Stock Option Plan. The Company will adopt only the disclosure provisions of SFAS 123 for stock issued to employees and will account for such stock-based compensation using the intrinsic value method set forth in APB Opinion 25.

Effective January 31, 1998, the Company has adopted the provisions of statement of financial accounting standards No. 128, Earnings per share. Statement No. 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is computed similarly to fully diluted earnings per share. The Company's calculation for basic and fully diluted earnings per share is the same as there are no options or convertible securities outstanding as of April 30, 1998. All earnings per share amounts for all periods presented have been restated to conform to the requirements of Statement No. 128.

Basic and diluted earnings per share is computed based on the weighted average number of common shares outstanding, after giving effect to the stock split as described in Note 8.

7.  Foreign Exchange Contracts

The Company has foreign exchange contracts which are designated as hedges of identifiable foreign currency firm commitments. Gains and losses on these contracts are deferred and included in the measurement of the related foreign currency transaction.

As of April 30, 1998, the Company has contracted to purchase foreign currency during 1998 at a contract value totaling $1,045,337. Each contract was entered into in order to fulfill specific purchase orders for raw materials.

8.  Stockholders Equity

Effective December 30, 1997, the Company amended its articles of incorporation to provide for a recapitalization of its common stock. As a result of the recapitalization, two new classes of common stock were authorized as follows: 30 million shares of Class A Common Stock, par value $0.01, and 5 million shares of Class B Common Stock, par value $0.01. The shares of Class A Common Stock and Class B Common stock are identical in all respects, except that each share of Class B Common Stock entitles the holder to seven votes on each matter submitted to a vote of the shareholders. In addition, the Company is authorized to issue 5 million shares of Preferred stock.

As a result of the recapitalization, all 251 issued and outstanding shares of common stock were recapitalized and converted into 1,150,000 validly issued, fully paid and nonassessable shares of Class A Common Stock reflecting a conversion ratio of 4581.67331:1 and 1,000,000 validly issued, fully paid and nonassessable shares of Class B Common Stock, reflecting a conversion ratio of 3984.063745:1.

The change in the Company's common stock for the stock split and the calculation of basic and diluted earnings per share have been retroactively adjusted to give effect to the increases in authorized, issued and outstanding shares of common stock for all periods presented.



9.  Subsequent Events

On May 6, 1998 the Company completed a public offering of 1,550,000 shares of its Class A common stock and 775,000 redeemable warrants at a public offering price of $5.95 per share and $0.10 per warrant. Each warrant entitles the registered holder to purchase one share of Class A Common Stock at a price of $7.50, subject to certain adjustments, at any time commencing on May 6, 1999 through and including May 6, 2003. Proceeds to the Company net of expenses of the offering amounted to approximately $7.8 million which was partially utilized to pay down the working capital line and related party loan. The capital significantly reduced the Company's debt level.

Upon consummation of the offering the Company entered into employment agreements with certain key officers. The agreements are for a term of three years and provide for set annual base salaries.

In addition, such employment agreements entitle the executives to a portion of a bonus pool as determined by the Board of Directors.

In January 1998 the Company's shareholders approved a stock option plan ("Option Plan") pursuant to which 350,000 shares of Class A Common Stock have been reserved. As of May 6, 1998 the Company issued options to purchase 140,000 shares of Class A Common Stock under the Option Plan at an exercise price of $5.95 per share to several key employees.


10.  Income Taxes

The income tax rate utilized on an interim basis is based on the Company's estimate of the effective income tax rate for the fiscal year ending July 31, 1998 which approximates 28%.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of Sherwood Brands, Inc. and its management. Such statements are subject to a variety or risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described under "Risk Factors" in the Company's Prospectus. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Quarterly Report on Form 10-QSB, whether as a result of new information, future events or circumstances or otherwise.

Results of Operations

Three Months Ended April 30,1998.

Net sales for the three months ended April 30, 1998 and 1997 were $4,400,053 and $3,595,879, respectively. Net sales increased $804,174 or 22 % due to increased volume of third quarter sales in all product categories.

Gross profit for the third quarter increased to $1,360,606 from $1,056,819 and as a percentage of sales to 31% from 29%. The increase was attributable to lower costs associated with manufacturing demitasse biscuits at the Chase City facility and also to favorable currency exchange rates.

Selling, general and administrative expenses as a per cent of sales decreased from 22% to 19% but increased from $802,606 to $838,781, or $36,175, largely due to increased advertising expenditures.

Operating expenses declined from $1,246,283 to $1,160,836 primarily as a result of a reduction in pre-production costs in the third quarter of 1998 as the Company incurred most of the costs associated with the start-up manufacturing operations at the Chase City facility during the prior period. The Company did not incur any additional pre-production costs in the current period compared to $98,845 for the prior period.

Income from operations for the three months ended April 30, 1998 was $199,770 compared to a loss of $189,464 for the same period last year. The increase was primarily due to an increase in sales, improved gross margin and a decrease in pre-production costs.

Other Income (expense) increased to $6,678 compared to an expense of $70,209 due to non-recurring legal expenses incurred in the prior period.

The effective income tax rate for the current quarter was 6%. The income tax rate utilized for the current quarter is based on the Company's estimate of the effective tax rate for the fiscal year ending July 31, 1998 which approximates 28%.

Net Income was $197,043 for the three months ended April 30, 1998 compared to a loss of $138,046 for the prior comparable period. The improvement was primarily due to increased sales, improved margins and reduced pre-production costs.

Nine Months Ended April 30, 1998

Net sales for the nine months ended April 30, 1998 and 1997 were $14,120,837 and $13,169,419, respectively or a 7% increase. The increase in sales was largely attributable to sales volume growth in demitasse, Cows and chocolate products categories.

Gross profit in the three quarters increased to $4,565,928 from $3,494,204 and as percentage of sales from 27% to 32%. The increase was primarily due to lower costs associated with manufacturing demitasse biscuits at the Chase City facility and as well as favorable exchange rates.

Selling, general and administrative expenses increased from 15% to 16% of sales largely due to increased advertising expenditures.

Operating expenses declined to $3,152,818 from $3,496,353 and as a per cent of sales to 22% from 27%. The decline was largely attributable to a decline in pre-production costs from $714,860 to $54,125 (as the Company incurred most of the costs associated with start-up of the Chase City facility in the prior year) partially offset with higher advertising expenditures and an increase in salaries.

Income from operations for the nine months ended April 30, 1998 increased to $1,413,110 from a loss of $2,149 for the prior period as a result of increased sales, improved margins and the reduction in pre-production costs associated with the manufacturing facility in Chase City.

Other income (expense) decreased from $162,697 to $5 for the nine months ended April 30, 1997 and 1998, respectively. The change was primarily due to income of $324,223, net of legal expenses, recorded as part of an insurance settlement in the prior period.

The effective income tax rate for the nine months ending April 30, 1998 was 28%. The income tax rate utilized for the interim period is based on the Company's estimate of the effective income tax rate for the fiscal year ending July 31, 1998 which approximates 28%.

Net income for the nine month period increased by $869,739 from $147,704 to $1,017,443 principally because of higher sales, improved gross margin and a reduction in pre-production costs.

Liquidity and Capital Resources

The Company's primary cash requirements have been to fund the purchase, manufacture and commercialization of its products. The Company finances its operation and manufacturing with cash flow from operations and borrowings, primarily from banks and related party loans. The Company's working capital at April 30, 1998 and July 31, 1997 was $2,759,760 and $2,219,735 respectively.

Net cash provided by operating activities was $477,702 compared to net cash used of $825,606. The increase in cash provided by operating activities was due to increased net income, increased inventory turnover and receipt of an insurance settlement during the nine month period ending April 30, 1998.

Capital expenditures declined as the Company purchased most of its equipment in the prior year. Net cash used in investing activities declined from $828,206 to $352,537 due to timing of equipment purchases as a result of opening of the Chase City facility in the prior period.

Principal payments for the Company's long term debt for the twelve months ending April 30, 1999 are $234,613. The Company believes that cash provided by operations will be sufficient to finance its operations and fund debt service requirements.


Seasonality

The Company's sales typically increase toward the end of the calendar year principally due to the holiday season.

Inflation

The Company does not believe that inflation has had a significant impact on the Company's results of operations for the periods presented.


Subsequent Events

On May 6, 1998 the Company completed a public offering of 1,550,000 shares of its Class A common stock and 775,000 redeemable warrants at a public offering price of $5.95 per share and $0.10 per warrant. Each warrant entitles the registered holder to purchase one share of Class A common stock at a price of $7.50, subject to certain adjustments, at any time commencing on May 6, 1999 through and including May 6, 2003. Proceeds to the Company net of expenses of the offering amounted to approximately $7.8 million which was partially utilized to pay down the working capital line and related party loan. The capital significantly reduced the Company's debt level.

Part II   Other Information

         Item 2.   Changes in Securities and Use of  Proceeds.

         (d)       Use of Proceeds

         The Company completed its initial public offering pursuant to a Registration Statement on Form SB2 (File No. 333-44655) declared effective by the Securities and Exchange Commission on May 6, 1998 and issued 1,550,000 shares of its Common Stock, par value $0.01 per share, and redeemable warrants to purchase 775,000 shares of Class A Common Stock, to the public at a price of $5.95 per share and $0.10 per warrant. The underwriter for the initial public offering was Paragon Capital Corporation. The Company received approximately $7,800,000 of cash from the initial public offering, net of underwriting discounts, commissions, and other offering costs and expenses.

         Since April 30, 1998, the Company used approximately $2.2 million of the net proceeds from the Company's initial public offering to repay indebtedness. The Company has placed approximately $5.5 million in temporary investments pending future use.


         Item 6.    Exhibit 27.1   Financial Data Schedule



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SHERWOOD BRANDS, INC.




Date: June 16, 1998                        /s/  Uziel Frydman
                                           ------------------------------------
                                                President and Chief
                                                Executive Officer




Date: June 16, 1998                        /s/  Anat Schwartz
                                           ------------------------------------
                                                Vice President - Finance and
                                                Secretary