Form 10KSB40
period 1998-07-31
SHERWOOD BRANDS INC
filed 1998-10-30
CIK 1053178

-----------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 1998 Commission File Number: 1-14091

                              ---------------------
                              SHERWOOD BRANDS, INC.
               (Exact name of issuer as specified in its charter)

       NORTH CAROLINA                                             56-134925
       --------------                                             ---------
(State or Other Jurisdiction                                   (IRS Employer
      of Incorporation)                                  Identification Number)

 6110 EXECUTIVE BLVD., SUITE 1080
     ROCKVILLE, MARYLAND                                              20852
     -------------------                                              -----
(Address of principal executive offices)                           (Zip Code)

         Issuer's telephone number, including area code: (301) 881-9340

        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:
                      Class A Common Stock, $.01 Par Value

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                              Yes  X      No  ----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

         The issuer's revenues for the fiscal year ended July 31, 1998 were $18,084,174.

         The aggregate market value of the voting stock held by non-affiliates of the issuer as of October 28, 1998 (computed by reference to the last reported sale price of the registrant's Common Stock on the American Stock Exchange on such date) was $4,262,500.

         The number of shares outstanding of issuer's Class A Common Stock, $.01 par value per share, as of October 28, 1998 was 2,700,000.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-KSB.

                              ---------------------

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         The Company, incorporated in December 1982 in the state of North Carolina, manufactures, markets and distributes a diverse line of brand name candies, cookies, chocolates and other food products. The Company's principal products are COWS/trademark/ butter toffee candies, DEMITASSE/registered trademark/ biscuits, RUGER/registered trademark/ wafers and ELANA/registered trademark/ Belgian chocolates. The Company also markets SOUP DU JOUR/trademark/ soups, SOUR FRUIT BURST/trademark/ fruit-filled hard candies, as well as certain holiday specialty products, such as PIRATE'S GOLD COINS/trademark/ milk chocolates for Christmas and TOKENS OF LOVE/trademark/ milk chocolates for Valentine's Day. The Company's marketing strategy, including its packaging of products designed to maximize freshness, taste and visual appeal, emphasizes highly distinctive, premium quality products that are sold at prices that compare favorably to those of competitive products.

         On September 24, 1998 the Company completed the acquisition of certain assets of E. Rosen Company d/b/a School House Candy Co. E. Rosen Company, a Rhode Island manufacturer of hard candy, jelly beans and lollipops and packer of gift items, had been a major supplier in the holiday gift basket market selling to chains such as Wal-Mart, Kmart and CVS, with approximately $42 million in sales in its fiscal year ended March 31, 1998. E. Rosen Company had filed a receivership proceeding before the Rhode Island Superior Court on July 31, 1998. The Company paid $4.0 million in cash for the machinery and equipment, inventory and tradenames, trademarks and customer lists of E. Rosen. Unless the context states or implies otherwise, the discussion of the Company's business and operations contained herein do not reflect the acquisition of E. Rosen Company.

MARKET OVERVIEW

         Sales of candy and cookie products in the United States have increased significantly in recent years. According to the United States Department of Commerce, manufacturers' domestic shipments of confectionery products (excluding chewing gum) have grown steadily from approximately $9 billion in 1990 to $12.1 billion in 1996. The Chocolate Manufacturers Association/National Confectioners Association has estimated that total retail sales of confectionery products in the United States in 1996 were more than $21 billion, and industry trade reports project continued growth in these markets into the next century. Despite such growth, the United States ranks only tenth in per capita candy consumption among the industrialized nations. The Company believes that these expanding markets present attractive growth opportunities for its business, and is focusing its strategy on introducing new products in these market categories as well as achieving greater brand recognition and market penetration for all of the Company's products.

         The markets for candy and cookie products are dominated by a number of large, well capitalized corporations. In the candy market, these companies include Hershey Food Corporation, M&M Mars and Nestle S.A. The cookie and biscuit market is dominated by Nabisco, Inc., Keebler Company and Sunshine Biscuits, Inc. In addition to domestic manufacturers, foreign candy and cookie companies, such as Lindt of Switzerland, Bahlsen KG, and Storck, have established their products in this market. The Company believes that the remainder of the market is otherwise highly fragmented, with numerous manufacturers and hundreds of products and distribution channels, such as mass merchandisers, vending companies and gourmet distributors. Management believes that the Company's experience in these markets and distribution channels, coupled with its expanded manufacturing capabilities, positions the Company to capitalize on the growth opportunities in these markets.

PRODUCTS

         The following is a brief description of the Company's products by category:

         CANDY

         COWS/trademark/: COWS is a line of butter toffee candy offering both a soft and chewy toffee and a dairy buttER and cream hard candy. COWS butter toffee candies are made with real dairy butter and cream and are sold in 7 oz. bags, in tubs, and in bulk, and are packed in foil fresh packs to preserve freshness and extend shelf life. COWS butter toffee candies are also packaged as gift items in decorative tins and milk jars.

         COWPOKES/trademark/ LOLLIPOPS: Cowpokes lollipops is a new product first introduced in the fall of 1997. Cowpokes are an extension of the COWS line and are made with a hard dairy butter and cream candy on the outside and a soft, chewy butter toffee on the inside. Cowpokes are available in 7.3 oz. bags and are also distributed in 60-count check-stand display cartons for single-item sales.

         SOUR FRUIT BURST/trademark/ HARD CANDIES: SOUR FRUIT BURST is a line of fruit-filled hard candies in a varieTY of flavors sold in 3 oz. and 12 oz. bags and distributed in a variety of packages.

         COOKIES

         RUGER/registered trademark/ WAFERS: RUGER wafers is a line of wafer cookie available in three flavors: chocolate, vanilla, and strawberry and in two sugar free varieties. RUGER wafers are offered in a 7oz. grocery size as well as a 2 1/8 oz. size in two different shapes in order to assure a proper fit in vending machine slots. The RUGER wafer cookie formula designed by the Company utilizes an aeration process which gives RUGER wafers its very light and delicate filling. RUGER wafers are distributed in a mylar packaging material that resists sunlight and humidity and is designed to preserve freshness and extend shelf life.

         DEMITASSE/registered trademark/ BISCUITS: DEMITASSE is a line of tea biscuits offered in a variety of flavors including the traditional tea biscuit, "Petit Beurre" (with real butter), Cinnamon Honey, Coconut and Chocolate. The DEMITASSE biscuit line is certified kosher by the Orthodox Union.

         CHOCOLATE

         ELANA/registered trademark/ BELGIAN CHOCOLATES: ELANA Belgian chocolate bars are sold in a variety of flavors, includinG Mint, Caramel, Mocca, Truffle, White Truffle, Honey Almond, Crispers, and Almonds, and are offered in two sizes (25 grams and 45 grams) for retail stores and vending, and also in a variety of package combinations.

         COUNTDOWN TO CHRISTMAS/trademark/ CHOCOLATE CALENDARS: COUNTDOWN TO CHRISTMAS chocolate calendars are recently introduced advent calendars made with 24 milk-chocolate candies behind numbered doors. The calendar is marketed domestically for the Christmas holiday season.

         PIRATE'S GOLD COINS/trademark/ FOIL-WRAPPED CHOCOLATE COINS: PIRATE'S GOLD COINS is a milk chocolate candy product designed in coin shapes and wrapped in embossed gold foil. They are offered in two sizes of mesh bags, 2lb. 10oz. tubs and in bulk, and marketed primarily for the Christmas holiday season.

         TOKENS OF LOVE/trademark/ CHOCOLATE CANDIES: TOKENS OF LOVE is a line of milk chocolate candy product in token shapes, wrapped in foil and containing removable/resusable stickers with expressions of love and friendship. They are offered in two sizes of mesh bags and in bulk, and marketed primarily for Valentine's Day.

         OTHER

         SOUP DU JOUR/trademark/ SOUPS: SOUP DU JOUR SOUPS is a line of instant powdered soups offered in five different varieties, Chicken Noodle, Spring Vegetable, French Onion, Minestrone and Mushroom, sold in single-serving packets, 3-packet boxes and distributed in a variety of larger size packages.

SUPPLIERS

         The Company currently purchases most of its finished products from third-party manufacturers located in Argentina, Austria and Belgium. The Company's products are manufactured to specific recipe and design specifications developed by the Company. The Company's operations require it to have production orders in place in advance of shipment to the Company's warehouses (product deliveries typically take 60 days). Each of the Company's foreign suppliers generally delivers finished products free on board to a freight forwarder, cargo consolidator or directly to a seaport for transport by steamship. The Company assumes the risk of loss, damage or destruction of products, although the Company maintains cargo insurance. The products are transported to United States seaports and then by rail and truck to one of five regional warehouses used by the Company.

         The Company has entered into agreements with the manufacturers of ELANA/registered trademark/ Belgian chocolates, PIRATE'S GOLD COINS/trademark/ milk chocolates and SOUP DU JOUR/trademark/ soups. Generally, under these agreements, the supplier may not export into the United States, and in certain cases, other countries, any products similar to those produced for the Company. The agreements require the Company to purchase annual minimum volumes at specific prices (which minimums are subject to a reduction and, ultimately, a suspension, in the event of certain price increases by the supplier). The Company currently exceeds these purchase requirements. The Company's supplier agreements require the supplier to maintain product liability insurance with the Company as an additional named insured and are generally terminable on short notice.

         In addition, raw materials necessary for the manufacture of the Company's products at its Chase City facility, including flour, sugar, shortening, butter and flavorings, are purchased from numerous third-party suppliers. The Company anticipates that it will become increasingly dependent on these suppliers for necessary raw materials used in the manufacture of its products.

CUSTOMERS

         The Company sells its products primarily to mass merchandisers and other retail customers; vending companies; gourmet distributors; and grocery and drug store chains, convenience stores, specialty shops and wholesalers. The Company's mass merchandiser customers include Dollar General, K-Mart, Dollar Tree and 99 Cents Only stores. For the years ended July 31, 1998 and 1997, Dollar General comprised 9.0% and 6.5% of the Company's total sales, respectively.

         Vending companies are the Company's second largest customer category. ELANA Belgian chocolates, RUGER wafers, COWS butter toffee candies and SOUR FRUIT BURST candies are available in vending machines as well as through traditional outlets. The Company believes that the visibility of its products in vending channels enhances market acceptance and consumer appeal of the Company's products in other distribution channels.

         The Company sells its products to numerous gourmet distributors throughout the United States. These distributors in turn sell products to a wide base of gourmet stores. The Company believes that it has been able to penetrate this market segment because of its ability to satisfy consumer demand for premium quality products at prices that are attractive to these distributors.

DISTRIBUTION

         The Company distributes its products throughout the United States and internationally. The Company's principal market outside the United States is Canada, which accounts for approximately 87% of the Company's international sales. For the year ended July 31, 1998, sales of the Company's products in foreign markets accounted for approximately 9% of the Company's revenues. The Company has recently introduced its products in certain countries in South America and the Caribbean, and management intends to continue to expand its international marketing efforts by selling products to distributors in these geographic markets. In each country, the Company targets distributors that purchase large quantities of products for mass distribution.

         The Company engages independent food and candy brokers in various regions throughout the United States for marketing to retail customers. These brokers account for a majority of the Company's sales. Food and candy brokers are paid on a commission basis (typically 5%) and are generally responsible in their respective geographic markets for identifying customers, soliciting customer orders and inspecting merchandise on store shelves. As of the year ended July 31, 1998, the Company had arrangements with approximately 50 food and candy broker organizations. Such arrangements prohibit the brokers from selling competing products. The Company believes the use of food and candy brokers, which typically specialize in specific products and have knowledge of and contracts in particular markets, enhances the quality and scope of the Company's sales operations and permits the Company to limit the significant costs associated with creating and maintaining a direct distribution network. The Company's executive officers and three regional sales managers work with brokers on an individual basis and are responsible for managing the broker network, identifying opportunities and developing sales in their respective territories.

         The Company uses five regional bonded public warehouses that specialize in food and confectionery storage. These warehouses are selected based on proximity to the Company's customers, the ability to provide prompt customer service and efficient and economic delivery. The Company generally sells its products pursuant to customer purchase orders and fills these orders from inventory generally within one to two days of receipt. Because orders are filled shortly after receipt, backlog is not material to the Company's business. Substantially all of the Company's products are delivered by common carrier.

MANUFACTURING

         The Company produces DEMITASSE biscuits at its Chase City facility. The facility consists of a brick building with over 70,000 square feet (including a 1,750 square foot office) situated on approximately ten acres in Chase City, Virginia. The facility is accessible to a major seaport and rail lines. The facility is equipped with state-of-the-art equipment for the manufacture and packaging of cookie and candy products. The facility currently operates two daily shifts for the DEMITASSE product. The facility is certified kosher by the Orthodox Union.

         The Company's Vice President - Manufacturing Operations is responsible for the operations at the Chase City facility. The Company currently employs technical and production personnel who have working knowledge of the technical and operational aspects of the Company's production equipment. The Company also employs personnel responsible for conducting quality control testing at the facility via on-site laboratory analysis and quality assurance inspections. The inspectors evaluate the Company's products on the basis of subjective factors such as taste and appearance. The Company monitors the efficiency of the production equipment continuously and the facility is climate controlled.

         The Company recently completed the installation of equipment designed to manufacture candy products, is currently finalizing the formulation of a candy product and currently anticipates that it will begin to manufacture this product in November, 1998. The Company will seek to expand its manufacturing operations by adding products and by developing private label and contract manufacturing capabilities. The Company will be required to hire additional personnel as it expands its operations.

MARKETING, SALES AND ADVERTISING

         The Company believes that product recognition by retail and wholesale customers, consumers and food brokers is an important factor in the marketing of the Company's products. Accordingly, the Company promotes its products and brand names through the use of attractive promotional materials, including full-color product brochures and newspaper inserts, advertising in trade magazines targeted to the mass merchandisers, vending industry, gourmet trade and gift basket markets, and participation in trade shows. For the year ended July 31, 1998, the Company spent approximately $695,000 on advertising.

         The Company also promotes its products through sales discounts and advertising allowances. The level of promotional programs is generally highest during the initial introduction of a product. As distribution of the new product increases, the Company gradually shifts from promotion to direct advertising to reinforce trade and consumer repeat purchasing. Management believes that these promotional programs have shortened the time periods necessary to achieve market penetration of its products. The Company intends to continue to develop and implement marketing and advertising programs to increase brand recognition of its products and to emphasize favorable pricing compared to competing products. The Company also promotes its products through payments of slotting allowances. Slotting allowances enable the Company to obtain shelf space for its products. Payment of slotting allowances does not assure that a product will continue to be carried beyond an initial period.

COMPETITION

         The Company faces significant competition in the marketing and sale of its products. The Company's products compete for consumer recognition and shelf space with candies, cakes, cookies, chocolates and other food products which have achieved international, national, regional and local brand recognition and consumer loyalty. These products are marketed by companies (which may include the Company's suppliers) with significantly greater financial, manufacturing, marketing, distribution, personnel and other resources than the Company. Certain of such competitors, such as Hershey Food Corporation, M&M Mars, Inc., Nestle, S.A., Nabisco, Inc., Keebler Company and Sunshine Biscuits, Inc., dominate the markets for candy and cookie products, and have substantial promotional budgets which enable them to implement extensive advertising campaigns. The food industry is characterized by frequent introductions of new products, accompanied by substantial promotional campaigns. Competitive factors in these markets include brand identity, product quality, taste and price.

TRADEMARKS

         The Company holds United States trademark registrations for the "ELANA," "RUGER" and "demitasse" names, has filed for trademark registrations for certain other names, including "COWS," and uses other names for which it has not applied for registration. The Company believes that its rights in these names is a significant part of the Company's business and that its ability to create demand for its products is dependent to a large extent on its ability to exploit these trademarks. There can be no assurance as to the breadth or degree of protection which trademarks may afford the Company or that any trademark applications will result in registered trademarks or that trademarks will not be invalidated if challenged. The Company is not aware of any infringement claims or other challenges to the Company's rights to use these marks. The Company is applying for the international registration of all its trademarks.

GOVERNMENT REGULATION

         The Company is subject to extensive regulation by the United States Food and Drug Administration, the United States Department of Agriculture and by other state and local authorities in jurisdictions in which the Company's products are manufactured or sold. Among other things, such regulation governs the importation, manufacturing, packaging, storage, distribution and labeling of the Company's products, as well as sanitary conditions and public health and safety. Applicable statutes and regulations governing the Company's products include "standards of identity" for the content of specific types of products, nutritional labeling and serving size requirements and general "Good Manufacturing Practices" with respect to manufacturing processes. The Company's Chase City facility and products are subject to periodic inspection by federal, state and local authorities. The Company believes that it is in compliance with all governmental laws and regulations and maintains all permits and licenses required for its operations. Nevertheless, there can be no assurance that the Company will continue to be in compliance with current laws and regulations or that the Company will be able to comply with any future laws and regulations and licensing requirements. Failure by the Company to comply with applicable laws and regulations could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions.

INSURANCE

         The Company maintains product liability insurance with limits of $2,000,000 in the aggregate and $1,000,000 per occurrence (with excess coverage of $3,000,000), which it believes is adequate for the types of products currently offered by the Company. There can be no assurance, however, that such insurance will be sufficient to cover potential claims or that adequate levels of coverage will be available in the future at a reasonable cost. In the event of a partially or completely uninsured successful claim against the Company, the Company's financial condition and reputation would be materially affected.

EMPLOYEES

         As of October 23, 1998, the Company employed a total of 271 full-time employees, with 17 full-time employees employed at the principal offices in Rockville, Maryland, 102 full-time employees employed at the Chase City facility, and 152 full-time employees employed at the Rhode Island, E. Rosen facility. The Company's employees are not represented by any labor union. The Company believes that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate headquarters are located in 3,620 square feet of leased office space located at 6110 Executive Boulevard, Rockville, Maryland. This lease commenced on October 14, 1988 and expires November 30, 1998. The current annual rental is approximately $45,000. The Company is currently negotiating a renewal of this lease, or may move to new offices. The Company does not anticipate that a move of its office space would involve substantial expense of funds or time.

         The Company's 70,000 square foot manufacturing facility is located on approximately 10 acres at 807 South Main Street, Chase City Virginia. The Company acquired the real estate and building in April 1996. The Company granted senior and junior security interests in such facility in connection with its issuance of industrial revenue bonds ("IRBs")

         As a result of the E. Rosen Company acquisition, the Company has leased certain properties associated with the operation of E. Rosen. The main manufacturing facility and offices consist of 225,793 square feet and are located at 1005 Main Street, Pawtucket, Rhode Island. Additional properties which are used for storage and assembly of gift baskets and gift items are located in Central Falls, Rhode Island and New Bedford and Falls River, Massachusetts. Total square footage for these additional locations is 762,563 square feet. The current lease obligations for all of the above properties from October 1, 1998 through July 31, 1999 are approximately $369,600.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is from time to time involved in litigation incidental to the conduct of its business. Although the Company is not currently a party to any legal proceedings, there can be no assurance that the Company will not be a party to litigation in the ordinary course of business. The Company is a third party defendant in a lawsuit brought to seek approximately $100,000 in payment under a letter of credit. The Company believes the claim has little merit and intends to vigorously defend its position in the proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

         The Company's Class A Common Stock is traded on the American Stock Exchange ("AMEX") (symbol: SHD). Prior to the Company's initial public offering and listing of its Class A Common Stock on AMEX, which occurred on May 8, 1998, there was no public trading market for such shares. The following table shows the high and low sales prices as reported on AMEX for the Class A Common Stock for the period from inception to the end of fiscal 1998:

                  PRICE PERIOD                          HIGH        LOW
                  -------------                         ----        ---
                  Fiscal Year 1998
                  Fourth Quarter                        $5.38       $3.00
                  (May 8 to July 31, 1998)


         As of July 31, 1998, and October 28, 1998, there were 10 and 17 holders of record, respectively, of the Class A Common Stock.

DIVIDEND POLICY

         The Company has never declared or paid any cash dividends on the Class A Common Stock and has no present intention to declare or pay cash dividends on the Class A Common Stock in the foreseeable future but intends to retain earnings, if any, which it may realize in the foreseeable future to finance its operations. The Company is subject to various financial covenants with its lenders that could limit and/or prohibit the payment of dividends in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The payment of future cash dividends on the Class A Common Stock will be at the discretion of the Board of Directors and will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under credit agreements existing from time to time. There can be no assurance that the Company will pay any cash dividends on the Class A Common Stock in the future.

USE OF PROCEEDS

         For a discussion of the Company's use of proceeds from its recently completed initial public offering pursuant to a Registration Statement on Form SB-2 (File No. 333-44655), as declared effective by the Commission on May 6, 1998, see "Management's Discussion and Analysis--Liquidity and Capital Resources."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Such statements are subject to a variety or risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described under "Risk Factors" in the Company's Prospectus dated May 6, 1998. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Annual Report on Form 10-KSB, whether as a result of new information, future events or circumstances or otherwise.

OVERVIEW

         The Company's Consolidated Financial Statements include the operations of the Company as the surviving corporation of a merger and subsequent restructuring of the Company's affiliated entities in July 1997. The transaction was treated like a pooling of interests for accounting purposes and, accordingly, the Company's

Consolidated Financial Statements include the results of operations and financial position of the affiliated entities for all periods presented. The Company's manufacturing operations are segregated from its domestic and overseas marketing and distribution operations, which are conducted through its direct and indirect wholly-owned subsidiaries, Sherwood LLC and Sherwood Overseas, respectively. See Note 1 to Notes to Consolidated Financial Statements.

         The Company currently purchases most of its finished products from third-party manufacturers located in Europe and South America. In April 1996, the Company acquired a 70,000 square foot manufacturing facility in Chase City, Virginia in order to reduce its dependence on foreign manufacturers. The Company modernized and equipped the facility and commenced production of its DEMITASSE biscuit products in February 1997. The Company also recently completed the installation of equipment designed to manufacture candy products, and is currently finalizing the formulation of a new candy product.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JULY 31,1998 COMPARED TO FISCAL YEAR ENDED JULY 31,1997

         SALES: Net sales for the year ended July 31, 1998 and 1997 were $18,084,174 and $17,487,462, respectively, or a 3% increase. The increase in sales was largely attributable to sales volume growth in candy (particularly
COWS) and chocolate product categories. Cookie sales declined 3% primarily due to promotion discounts given on RUGER products.

         GROSS PROFIT: Gross profit for fiscal 1998 increased to $5,853,417 from $4,916,856 and as a percentage of sales to 32% from 28%. The increase was primarily due to lower costs associated with manufacturing DEMITASSE biscuits at the Chase City facility as well as favorable exchange rates for European purchases during the year.

         OPERATING EXPENSES: Selling, general and administrative expenses increased to $3,139,475 in fiscal 1998 from $2,744,116 or to 17% from 16% of sales largely due to increased advertising expenditures. Pre-production costs declined in fiscal 1998 to $155,095 from $769,585 as the final assembly of the candy line was completed.

         Salaries and related expenses increased to $1,515,803 from $1,180,522 due to hiring additional employees at the Chase City facility, awarding bonuses of $150,000 to management and a profit sharing contribution of approximately $30,000 to employees.

         INCOME FROM OPERATIONS: Income from operations for the twelve months ended July 31,1998 and 1997 increased to $1,043,044 from $222,633 as a result of increased sales and the improved margins associated with the manufacturing facility in Chase City as well as the reduction in pre-production costs associated with the start- up of new production lines.

         INTEREST EXPENSE: Interest expense declined in fiscal 1998 to $222,947 from $273,511 as a result of a repayment of debt from the proceeds of the initial public offering.

         OTHER INCOME (EXPENSE): Other income (expense) decreased from $103,747 to an expense of $25,455 for the twelve months ended July 31, 1997 and 1998, respectively. The change was primarily due to income of $364,028, net of legal expenses, recorded as part of an insurance settlement in the prior period.

         INCOME TAXES: The effective income tax rate for the current fiscal year was 31%. This rate is lower than the federal and state statutory rate due to untaxed income of the Company's foreign subsidiary "overseas".

         NET INCOME: Net income for the fiscal year ending July 31,1998 increased by $397,909 to $701,189 from $303,280, principally because of higher sales, improved gross margin and a reduction in pre-production costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements have been to fund the purchase, manufacture and commercialization of its products. The Company finances its operation and manufacturing with cash flow from operations and borrowings, primarily from banks and related party loans. On May 6, 1998, the Company completed a public offering of 1,550,000 shares of its Class A common stock at a public offering price of $5.95. Proceeds to the Company net of expenses of the offering amounted to approximately $7.7 million, $2.5 million of which was used to pay down the Company's working capital line of credit and a related party loan, and $4.0 million of which was used to acquire E. Rosen Company (see "Subsequent Events," below). The remaining proceeds from this offering have been placed in temporary investments pending future use. The Company's working capital at July 31,1998 and 1997 was $9,244,219 and $2,219,735, respectively.

         Net cash provided by operating activities in fiscal 1998 was $951,923 compared to net cash used of $658,172 in fiscal 1997. The increase in cash from operations was a result of greater profitability, the receipt of cash from an insurance settlement and the timing of accounts payable.

         Net cash used in investing activities declined to $446,566 in fiscal 1998 from $816,196 in fiscal 1997 as the Company satisfied most of its equipment needs in the prior year.

         Net cash provided from financing activities increased to $4,968,323 from $1,218,553 primarily due to the proceeds of the $7.7 million from the initial public offering of the Company's securities, as described below, partially off-set by repayments on the line of credit with First Union Bank of Maryland (the "Bank") and a note with Ilana Frydman (the "Related Party").

         In November 1996, the Company entered into a loan agreement with the Bank which provides for borrowings under a line of credit of up to $4.0 million. Advances under the line of credit are based on a borrowing formula equal to the lesser of (i) $2.0 million or (ii) 80% of domestic accounts receivable plus 70% of domestically-owned inventory (subject to certain limitations) less the aggregate amount of outstanding letters of credit. Interest accrues on such advances at the Bank's prime lending rate (8.5% at July 31, 1998) and is payable monthly. The loan agreement expires in November 1998. At July 31, 1998, there was no balance outstanding under the line of credit. Up to $2.0 million of the line of credit is available for letters of credit for use in connection with the Company's product purchases. Amounts drawn on the letters of credit are included in the Company's accounts payable. The line of credit is secured by Sherwood LLC's and Sherwood Overseas' cash and cash equivalents, receivables and inventory, and is also personally guaranteed by Uziel Frydman, the Company's Chairman, President and Chief Executive Officer. At July 31, 1998, approximately $434,000 was outstanding under the letters of credit. In addition to financial covenants requiring, among other things, a minimum tangible net worth (as defined in the loan agreement) of $2.0 million, the Company's loan agreement with the Bank limits or prohibits the Company, without the Bank's consent, from incurring additional indebtedness, which could, under certain circumstances, limit the Company's ability to expand its operations.

         In June 1996 and May 1997, the Company borrowed $935,000 and $580,000, respectively, from Industrial Development Authority of Mecklenburg County ("IDAMC") for the acquisition and improvement of the Chase City facility and the purchase and installation of new production equipment, financed through the issuance of two series of IRBs (Series 1996 and Series 1997). The IRBs are backed by irrevocable letters of credit issued by Fidelity Bank of Virginia ("Fidelity"). Advances on the letters of credit (which expire June 2006 and 2002, respectively) are, in turn, secured by the Company's Chase City facility and all other real and personal property of the Company and personally guaranteed by Uziel Frydman pursuant to a reimbursement agreement ("Reimbursement Agreement") between Fidelity and the Company.

         Under the Reimbursement Agreement, the Company makes monthly interest and sinking fund payments to Fidelity. Interest is calculated at the rate of 10% per annum. The sinking fund payments for the Series 1996 IRBs are based upon a 15 year straight line amortization of $640,000 advanced for the purchase of the Chase City facility and a 7 year straight line amortization for approximately $295,000 advanced for manufacturing equipment. Annual payments to the sinking fund for the Series 1997 IRBs are due June 1 each year in the following amounts:
$85,000 in 1998, $105,000 in 1999 and $130,000 in each of 2000, 2001 and 2002.
The total
monthly payments vary from month to month and are subject to variable market tax exempt interest rates (3.65% at July 31, 1998). The terms of the Reimbursement Agreement require, among other things, that the Company maintain certain financial ratios and adhere to certain covenants, including, without Fidelity's permission, borrowing additional funds, merging or consolidating, amending its Articles of Incorporation and repaying subordinated debt.

         As part of the financing for the acquisition of the Chase City facility, in May and June 1996, the Company borrowed $400,000 to finance equipment from IDAMC and $250,000 for working capital from the Lake Country Development Corporation ("LCDC"), respectively, evidenced by the Subordinated Notes. The IDAMC Subordinated Note has a five year term, amortized over a ten year period at an interest rate of 7% per annum, payable in monthly installments of $4,644 in principal and interest with a balloon payment of $239,193 due June 2001. The LCDC Subordinated Note is PARI PASSU with the IDAMC Subordinated Note in terms of security, and has a five year term bearing interest at 5.25% per annum, payable in monthly installments of interest only for the first nine payments and thereafter payable in equal monthly payments of $5,480 in principal and interest until June 2001. The IDAMC Subordinated Note is secured by the Company's equipment and the LCDC Subordinated Note is secured by the real property, fixtures and equipment located at the Chase City facility. The Subordinated Notes limit the Company's capital expenditures, prohibit a change in ownership greater than 50% and require the Company to create 50 full-time jobs at the Chase City facility within two years of the date of the Subordinated Notes. Both loans are personally guaranteed by Uziel Frydman.

         The Company's inventory consists of raw materials for production of DEMITASSE biscuits at its Chase City facility and finished products imported from third-party manufacturers. The Company maintains inventory in its Chase City facility as well as bonded public warehouses and takes a physical inventory on a quarterly basis. Inventory turns were approximately 3.27 in fiscal 1998, as compared to approximately 3.98 in fiscal 1997.

         The Company's accounts receivable, less allowance for doubtful accounts, at July 31, 1998 were $2,067,123, as compared to $2,101,950 at July 31, 1997. Trade accounts receivable averaged approximately 42 days in fiscal 1998, as compared to approximately 40 days for fiscal 1997.

         Principal payments for the Company's long term debt for the twelve months ending July 31, 1999 will be $265,941. The Company believes that cash on hand and anticipated cash flows from its operations will be sufficient to meet the Company's operating capital needs during fiscal 1999.

FOREIGN CURRENCY FLUCTUATIONS

         The Company currently purchases most of its products from foreign manufactures under terms that provide for the payment of goods in foreign currency approximately 60 to 90 days from the invoice date. Purchases of COWS butter toffee candies and other candies from manufacturers located in Argentina are paid in U.S. dollars. Purchases of RUGER wafers and ELANA Belgian chocolates products are purchased from manufacturers located in Austria and Belgium, respectively, and are paid for in local currencies. These goods are recorded at cost in equivalent U.S. dollars at the exchange rate in effect on the invoice date. The difference between the recorded cost and the amount required for payment is reflected as a realized foreign currency transaction gain or loss. Prior year fluctuations in gross margin were attributable in large part to the changes in value of the U.S. dollar. From time to time, the Company hedges its exposure to foreign currency rate changes by purchasing forward contracts based upon analysis of foreign current markets. All sales of the Company's products in foreign markets are made in U.S. dollars, except for a portion of Canadian sales which are in Canadian dollars. See Note 2 to Notes to Consolidated Financial Statements.

SEASONALITY

         The Company's sales typically increase toward the end of the calendar year principally due to the holiday season.

INFLATION

         The Company does not believe that inflation has had a significant impact on the Company's results of operations for the periods presented.

YEAR 2000 COMPUTER ISSUE

         The Company has assessed the issues associated with the programming code in its existing computer systems with respect to a two digit year value as the year 2000 approaches and believes that addressing such issues is not a material event or uncertainty that would cause reported financial information not to be indicative of future operating results or financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which revises the accounting for derivative financial instruments. In March 1998, the AICPA issued SOP 98-I, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which revises the accounting for software development costs and will require the capitalization of certain costs which the Company has historically expensed. In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities," which revises the accounting for start-up activities and will require that certain costs be expensed as incurred which the Company has historically capitalized. The Company is currently analyzing the impacts of these statements, which are required to be adopted in 2000, and does not expect these statements to have a material impact on the Company's financial position, results of operations or cash flows.

SUBSEQUENT EVENTS

         As disclosed in the Company's Current Report on Form 8-K filed with the Commission on October 9, 1998, on September 24, 1998 the Company completed the acquisition of certain assets of E. Rosen Company d/b/a School House Candy Co.
E. Rosen Company, a Rhode Island manufacturer of hard candy, jelly beans and lollipops and packer of gift items, had been a major supplier in the holiday gift basket market selling to chains such as Wal-Mart, Kmart and CVS and had approximately $42 million in sales in its fiscal year ended March 31,1998. E. Rosen Company had filed a receivership proceeding before the Rhode Island Superior Court on July 31,1998. The Company paid $4.0 million in cash for the machinery and equipment, inventory and tradenames, trademarks and customer lists of E. Rosen.

ITEM 7.  FINANCIAL STATEMENTS

         The Consolidated Financial Statements of the Company, the accompanying notes thereto and the independent auditor's report are included as part of this Form 10-KSB and immediately follow the signature page hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Information concerning directors, executive officers and control persons of the Company, and Section 16(a) compliance, is hereby incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before November 30, 1998.

ITEM 10.  EXECUTIVE COMPENSATION

         Information concerning the executive compensation of the Company is hereby incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before November 30, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning the security ownership of the Company is hereby incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before November 30, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions of the Company is hereby incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before November 30, 1998.

PART IV

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

NUMBER   DESCRIPTION
------   -----------
 3.1     Articles of Incorporation, as amended, of the Registrant.*
 3.2     Bylaws, as amended, of the Registrant.*
 4.1     Form of Registrant's Class A Common Stock Certificate.*
 4.2     Form of Underwriter's Warrant Agreement, including Form of Warrant Certificate. *
 4.3     Form of Public Warrant Agreement among the Registrant, Paragon Capital Corporation, as Underwriter and
         Continental Stock Transfer & Trust Company, as Warrant Agent.*
 4.4     Form of Registrant's Public Warrant Certificate.*
10.1     Amended and Restated  Reimbursement Agreement between Central Fidelity National Bank and the
         Registrant, dated as of May 1, 1997.*
10.2     Loan  Agreement  between  Industrial Development Authority of Mecklenburg County, Virginia and the
         Registrant, Dated as of May 1, 1997.*
10.3     Irrevocable Letter of Credit dated May 15, 1997 issued on behalf of the Registrant to the Trustee for the holders of Industrial Revenue Bonds (Series 1997) issued by the Industrial Development Authority of
         Mecklenburg County, Virginia.*
10.4     Amended and Restated Credit Line Deed of Trust and Security Agreement, among the  Registrant  and
         Trustees, for the benefit of Central Fidelity National Bank dated May 1, 1997.*
10.5     Pledge and Security Agreement between the Registrant and Central Fidelity National Bank, dated as of
         May 1, 1997.*
10.6     Guaranty between Uziel Frydman, the Registrant and Central Fidelity National Bank, dated as of May 1,
         1997.*
10.7     Loan  Agreement between Industrial Development Authority of Mecklenburg  County,  Virginia and the
         Registrant, Dated as of June 1, 1996.*
10.8     Irrevocable Letter of Credit dated June 20, 1996 issued on behalf of the Registrant to the Trustee for the holders of Industrial Revenue
         Bonds (Series 1996) issued by the Industrial Development Authority of
         Mecklenburg County, Virginia.*
10.9     Pledge and Security  Agreement  between the Registrant and Central  Fidelity  National Bank, dated as of
         June 1, 1996.*
10.10    Company Loan Agreement between the Industrial Development Authority of
         Mecklenburg County, Virginia Loan Agreement through the Virginia Small
         Business Financing Administration and the Registrant, dated as of June
         20, 1996.*
10.11    Revolving Loan Fund Agreement between the Registrant and Lake Country
         Development Corporation, $250,000 Promissory Note to Lake Country
         Development Corporation, Guaranty of Note by the Registrant and Uziel
         Frydman, and Deed of Trust between the Registrant and Trustee for Lake
         Country Development Corporation, all dated May 15, 1996.*
10.12    Loan Agreement, Promissory Note, and Security Agreement between the
         Registrant and First Union National Bank, all dated November 29, 1996, and Guaranty between Uziel Frydman and First Union, dated November 29,
         1996.*
10.13    Promissory Note issued to Ilana Frydman by the Registrant, dated August 28, 1991.*
10.14    Lease, as amended, for the Registrant's Rockville offices, executed November 30, 1992. *
10.15    1998 Stock Option Plan.*
10.16    Form of Employment Agreement between Registrant and Uziel Frydman, dated May 6, 1998.*
10.17    Form of Employment Agreement between Registrant and Anat Schwartz, dated May 6, 1998. *
10.18    Form of Employment Agreement between Registrant and Amir Frydman, dated May 6, 1998.*
10.19    Receiver's  Bill of Sale by Allen M.  Shine,  as  receiver  of E. Rosen  Company,  dated  September  24,
         1998.**
10.20    Form of Employment Agreement between Registrant and Gordon F. Nahas, dated August 27, 1998.




21.1     Subsidiaries of the Registrant.*
24.1     A power of attorney  relating to the  signing of  amendments  hereto is  incorporated  in the  signature pages of this Registration Statement.
27.1     Financial Data Schedule.
-------------------------

* Incorporated herein by reference to the Company's Registration Statement on Form SB-2, dated as of January 21, 1998 (Registration No. 333-44655)

** Incorporated herein by reference to the Company's Current Report on Form 8-K, dated as of October 9, 1998.

         (B) REPORTS ON FORM 8-K

         October 9, 1998, the Company filed a Current Report on Form 8-K announcing that it had completed its acquisition of the assets of E. Rosen Company.

                                   SIGNATURES

         In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

                                      SHERWOOD BRANDS, INC.

                                      By: /s/UZIEL FRYDMAN
                                          ------------------------------
                                          Uziel Frydman
                                          President and Chief Executive Officer

                                POWER OF ATTORNEY

         Each person whose signature appears below on this Annual Report on Form 10-KSB hereby constitutes and appoints Uziel Frydman, Anat Schwartz and Amir Schwartz, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities (until revoked in writing) to sign any and all amendments to this Annual Report on Form 10-KSB of Sherwood Brands, Inc. and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone or his substitute, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates stated.

                 SIGNATURES                                         TITLE(S)                                DATE
--------------------------------------------   --------------------------------------------------   ----------------
/s/ UZIEL FRYDMAN                              President, Chief Executive Officer and Director      October 28, 1998
--------------------------------------------   (principal executive officer)
Uziel Frydman

/s/ GORDON F. NAHAS                            Chief Financial Officer                              October 28, 1998
--------------------------------------------
Gordon F. Nahas

/s/ ANAT SCHWARTZ                              Vice President -- Finance and Secretary              October 28, 1998
--------------------------------------------   (principal accounting officer)
Anat Schwartz

/s/ AMIR FRYDMAN                               Executive Vice President, Treasurer and Director     October 28, 1998
--------------------------------------------
Amir Frydman

/s/ DOUGLAS A. CUMMINS                         Director                                             October 28, 1998
--------------------------------------------
Douglas A. Cummins

/s/ JEAN CLARY                                 Director                                             October 28, 1998
--------------------------------------------
Jean Clary

/s/ JASON T. ADELMAN                           Director                                             October 28, 1998
--------------------------------------------
Jason T. Adelman

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1998 AND 1997

Independent Auditors' Report.................................................F-2

Consolidated Financial Statements

     Consolidated balance sheets.............................................F-3

     Consolidated statements of income.......................................F-4

     Consolidated statements of stockholders' equity.........................F-5

     Consolidated statements of cash flows...................................F-6

     Summary of accounting policies...................................F-7 to F-9

     Notes to consolidated financial statements.....................F-10 to F-18

     Schedule II............................................................F-19

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Sherwood Brands, Inc.
   and Subsidiaries
Rockville, Maryland

We have audited the accompanying consolidated balance sheets of Sherwood Brands, Inc. and Subsidiaries as of July 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sherwood Brands, Inc. and Subsidiaries at July 31, 1998 and 1997 and the results of its income and cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for the years ended July 31, 1998 and 1997.

                                                               BDO SEIDMAN, LLP

Washington, D.C.
October 9, 1998


                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                             JULY 31,
                                               --------------------------------
                                                    1998                  1997
                                                    ----                  ----
                                     ASSETS
Current assets
   Cash and cash equivalents (Note 6)          $  6,087,789          $  614,109
   Accounts receivable, less allowance of
    $40,000 and $23,400 (Note 6)                  2,067,123           2,101,950
   Insurance settlement receivable (Not                   -             262,574
   Inventory (Notes 3 and 6)                      4,058,293           3,412,962
   Other current assets                             127,817              46,062
   Deferred taxes on income (Note 11)                29,700             170,700
                                               ------------          ----------
Total current assets                             12,370,722           6,608,357

Net property and equipment
  (Notes 5, 7, 8 and 9)                           2,642,570           2,335,556

Other assets                                         53,066              19,447
                                               ------------          ----------
TOTAL ASSETS                                    $15,066,358          $8,963,360
                                               ============          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Line of credit (Note 6)                     $         -           $1,644,589
   Current portion of long-term debt (Note 8)      175,000              145,000
   Current portion of subordinated debt
    (Note 9)                                        90,941               85,757
   Accounts payable (Note 2)                     2,277,512            2,124,764
   Accrued expenses                                421,789              198,012
   Income taxes payable                            161,261              190,500
                                               -----------           ----------
Total current liabilities                        3,126,503            4,388,622

Long-term debt (Note 8)                          1,180,000            1,355,000
Subordinated debt (Note 9)                         424,116              515,485
Deferred taxes on income (Note 11)                 194,800              108,600
Due to related parties (Note 12)                         -              903,180
                                               -----------           ----------
TOTAL LIABILITIES                                4,925,419            7,270,887
                                               -----------           ----------


Commitments (Notes 7 and 13)

Stockholders' equity (Note 10)
 Preferred stock, $.01 par value, 5,000,000
  shares authorized; no shares issued or
  outstanding                                            -                    -
 Common stock, Class A, $.01 par value,
  30,000,000 shares authorized, 2,700,000 and
  1,150,000 shares issued and outstanding           27,000               11,500
 Common stock, Class B, $.01 par value,
  $5,000,000 shares authorized, $1,000,000
  shares issued and outstanding                     10,000               10,000
 Additional paid-in capital                      7,978,777              247,000
 Retained earnings                               2,125,162            1,423,973
                                               -----------           ----------
TOTAL STOCKHOLDERS' EQUITY                      10,140,939            1,692,473
                                               -----------           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $15,066,358           $8,963,360
                                               ============          ==========

         See accompanying summary of accounting policies and notes to consolidated financial statements.


                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                       YEARS ENDED JULY 31,
                                               --------------------------------
                                                    1998                 1997
                                                    ----                 ----
Net sales                                      $18,084,174          $17,487,462

Cost of sales                                   12,230,757           12,570,606
                                               -----------          -----------
Gross profit                                     5,853,417            4,916,856
                                                -----------          -----------
Selling, general and administrative expenses     3,139,475            2,744,116
Pre-production costs (Note 7)                      155,095              769,585
Salaries and related expenses                    1,515,803            1,180,522
                                               -----------          -----------
Total operating expenses                         4,810,373            4,694,223
                                                -----------          -----------
Income from operations                           1,043,044              222,633
                                               -----------          -----------
Other income (expense)
   Interest income                                  88,870               26,073
   Interest expense                               (222,947)            (273,511)
   Insurance claim, net (Note 4)                   102,223              364,028
   Other income (expense)                            6,399              (12,843)
                                               -----------           ----------

Total other income (expense)                       (25,455)             103,747
                                               -----------           ----------
Income before provision for taxes on income      1,017,589              326,380
Provision for taxes on income (Note 11)            316,400               23,100
                                               -----------           ----------
Net income                                     $   701,189           $  303,280
                                               -----------           ----------
Basic and diluted earnings per share           $       .28           $      .14
                                               -----------           ----------
Weighted average common shares outstanding       2,515,205            2,150,000
                                               ===========           ==========

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             COMMON STOCK
                              -----------------------------------------
                                    CLASS A               CLASS B             ADDITIONAL
                              -------------------     -----------------        PAID-IN         RETAINED
                               SHARES      AMOUNT     SHARES       AMOUNT      CAPITAL         EARNINGS         TOTAL
BALANCE, at August 1,
   1996                      1,150,000     $11,500    1,000,000    $10,000    $   247,000     $1,120,693     $  1,389,193
                            ----------     --------   ---------    -------    -----------     ----------     ------------

Net income                          -           -            -         -               -         303,280          303,280
                            ----------     --------   ---------   --------    -----------     ----------     ------------

BALANCE, at July 31,
   1997                      1,150,000      11,500    1,000,000     10,000        247,000      1,423,973        1,692,473
                            ----------     --------   ---------   --------    -----------     ----------     ------------

Issuance of common
   stock                     1,550,000      15,500           -         -        7,731,777              -        7,747,277

Net income                          -           -            -         -               -         701,189          701,189
                            ----------     --------   ---------   --------    -----------     ----------     ------------
BALANCE, at July 31,
   1998                      2,700,000     $27,000    1,000,000    $10,000     $7,978,777      $2,125,162      $10,140,939
                            ==========     ========  ==========   ========     ==========      ==========     ============



         See accompanying summary of accounting policies and notes to consolidated financial statements.



                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             YEARS ENDED JULY 31,
                                                          --------------------------
                                                             1998             1997
                                                             ----             ----
Cash flows from operating activities
   Net income                                             $   701,189        $ 303,280
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities
     Depreciation expense                                     139,551          121,557
     Deferred income taxes                                    227,200         (151,100)
     Unrealized (gain) loss on foreign currency exchange        3,348          (64,106)
     Loss on disposal of fixed asset                               -             3,405
     Provision for inventory allowance                         21,800          (18,200)
     Provision for doubtful accounts                           83,100           72,600
     Write-off of accounts receivable                         (66,500)         (71,100)
     (Increase) decrease in assets
       Accounts receivable                                     18,227            6,545
       Inventory                                             (667,131)        (502,252)
       Insurance settlement receivable                        262,574               -
       Other current assets                                   (81,755)         (45,964)
       Other assets                                           (33,619)           3,291
     Increase (decrease) in liabilities
       Accounts payable                                       149,401         (607,299)
       Accrued expenses                                       223,777          136,671
       Income taxes payable                                   (29,239)         154,500
                                                            ----------        ---------
Net cash provided by (used in) operating activities           951,923         (658,172)
                                                            ----------        ---------

Cash flows from investing activities
   Capital expenditures                                      (446,566)        (816,196)
                                                            ----------        ---------


Net cash used in investing activities                        (446,566)        (816,196)
                                                            ----------       ------------

Cash flows from financing activities
   Borrowings on line of credit                             3,247,636        2,300,000
   Repayments on line of credit                            (4,892,225)      (1,400,000)
   Proceeds from issuance of long-term debt                         -          580,000
   Payments on debt                                          (231,185)         (61,447)
   Payments to related parties                               (903,180)        (200,000)
   Proceeds from initial public offering of stock           7,747,277               -
                                                            ----------       ----------


Net cash provided by financing activities                   4,968,323        1,218,553
                                                            ----------       ----------

Net increase (decrease) in cash and cash equivalents        5,473,680         (255,815)

Cash and cash equivalents, at beginning of period             614,109          869,924
                                                            ----------       ----------

Cash and cash equivalents, at end of period                $6,087,789      $   614,109
                                                           ==========      ===========


         See accompanying summary of accounting policies and notes to consolidated financial statements.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                         SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Sherwood Brands, Inc. and its wholly-owned subsidiaries, Sherwood Brands, LLC and Sherwood Brands Overseas, Inc. ("Overseas") (collectively, the "Company"). All material inter-company transactions and balances have been eliminated in consolidation.

ORGANIZATION AND DESCRIPTION OF BUSINESS

         Sherwood Brands, Inc. (formerly Sherwood Foods, Inc.) was incorporated in December 1982 in the state of North Carolina. Sherwood Brands, Inc. manufactures its own line of confectionery products, biscuits and candies. Sherwood Brands, Inc. was inactive from 1987 until April 1996, when it acquired the building and equipment for its manufacturing plant.

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

CASH EQUIVALENTS
         For purposes of the statement of cash flows, the Company considers highly liquid investments with maturities at original date of acquisition of three months or less to be cash equivalents.

INVENTORY
         Inventory consists of raw materials and finished goods and is stated at the lower of cost or market. Cost is determined by the FIFO (first-in, first-out) method.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the individual assets which range from five to twenty years for machinery and equipment to thirty years for the building.

REVENUE RECOGNITION
         Sales are recognized upon shipment of products.

INCOME TAXES
         Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                  SUMMARY OF ACCOUNTING POLICIES - (CONTINUED)

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

FINANCIAL INSTRUMENTS

Financial instruments of the Company include long-term debt. Based upon current borrowing rates available to the Company, estimated fair values of these financial instruments approximate their recorded amounts.

FOREIGN EXCHANGE CONTRACTS

The Company has foreign exchange contracts which are designated as hedges of identifiable foreign currency firm commitments. Gains and losses on these contracts are deferred and included in the measurement of the related foreign currency transaction.

EARNINGS PER SHARE

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

Basic and diluted earnings per share are computed based on the weighted average number of common shares outstanding, after giving effect to the stock split as described in Note 10.

Common equivalent shares representing the common shares that would be issued on exercise of outstanding stock options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds are not included since their effect would be anti-dilutive.

RECLASSIFICATIONS

Certain reclassifications have been made to conform the prior year's amounts to the current year's presentation.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                  SUMMARY OF ACCOUNTING POLICIES - (CONTINUED)

NEW PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which revises the accounting for derivative financial instruments. In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which revises the accounting for software development costs and will require the capitalization of certain costs which the Company has historically expensed. In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities", which revises the accounting for start-up activities and will require that certain costs be expensed as incurred which the Company has historically capitalized. The Company is currently analyzing the impact of these statements, which are required to be adopted in 2000, and does not expect these statements to have a material impact on the Company's financial position, results of operations or cash flows.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. MERGER

Effective July 25, 1997, Sherwood Brands, Inc. merged into Sherwood Foods, Inc. with Sherwood Foods, Inc. being the surviving corporation. Sherwood Foods, Inc. subsequently changed its name to Sherwood Brands, Inc. Since both corporations were owned 100% by the majority shareholder, the transaction is treated like a pooling and all accounts have been combined retroactively for all periods presented. Sherwood Brands, Inc., previously December 31 year end, changed its fiscal year end to July 31.

2.  FOREIGN CURRENCY TRANSACTIONS

The Company purchases products from foreign manufacturers under terms that provide for the payment of goods in foreign currency approximately 60 to 90 days from the invoice date. The goods are recorded at cost in equivalent United States dollars at the exchange rate in effect on the invoice date. The difference between the recorded cost and the amount required for payment is reflected as a realized foreign currency transaction gain or loss. Based on exchange rates in effect at July 31, 1998 and 1997, a provision for unrealized foreign currency transaction loss (gain) of $3,347 and ($64,106), respectively, on the future payment of open invoices is included in the financial statements as cost of goods sold.

As of July 31, 1998, the Company has contracted to purchase foreign currency during 1998 at contract values totaling $721,586. Each contract was entered into in order to fulfill specific purchase orders for finished goods.

3.  INVENTORY

Inventory consists of the following:


                                                                 JULY 31,
                                                       ------------------------
                                                         1998            1997
                                                         ----            ----
Raw materials                                          $  400,722    $  184,921
Finished goods                                          3,657,571     3,228,041
                                                       ----------    ----------

                                                       $4,058,293    $3,412,962
                                                       ==========   ===========

4.  INSURANCE SETTLEMENT RECEIVABLE

In 1991, the Company filed suit against its insurance company for reimbursement of legal costs related to a vendor dispute. In 1996 the Company recorded a receivable of $262,574 in anticipation of settlement. During the year ended July 31, 1998, the Company received $364,797 net of legal fees, in final settlement of this dispute. The Company does not anticipate further material payments from this dispute.

During the year ended July 31, 1997, the Company was awarded a partial payment from the insurance company for $464,026, net of approximately $100,000 in legal fees, per the terms of the settlement agreement.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                             JULY 31,
                                                   ----------------------------
                                                   1998                 1997
                                                   ----                 ----
Land                                               $   65,000        $   65,000
Building                                              635,000           635,000
Machinery and equipment                             2,272,696         1,826,131
Furniture and fixtures                                 13,933            13,933
Vehicles                                              139,564           139,564
                                                   ----------        ----------
                                                    3,126,193         2,679,628
                                                   ----------        ----------
Accumulated depreciation                             (483,623)         (344,072)
                                                   ----------        ----------
Total                                              $2,642,570        $2,335,556
                                                  ===========        ==========


Depreciation expense for the years ended July 31, 1998 and 1997 was $139,551 and $121,557, respectively.

6.  LINE OF CREDIT

Sherwood Brands, LLC has a $4,000,000 line of credit available for issuance of letters of credit, of which up to $2,000,000 is available for cash draws to finance inventory and accounts receivable. Interest is payable monthly at the prime rate (8.5% at July 31, 1998). During the years ended July 31, 1998 and 1997, Sherwood Brands, LLC incurred and paid approximately $73,000 and $92,000 of interest expense on the line of credit, respectively. Any balance outstanding on the line of credit is secured by Sherwood Brands, LLC's cash and cash equivalents, receivables and inventory, and is also guaranteed by Sherwood Brands, LLC's majority stockholder. Outstanding letters of credit approximated $434,000 at July 31, 1998.

Average short-term borrowings and the related interest rates are as follows:


                                                         1998        1997
                                                         ----        ----
Borrowings under revolving
   line of credit                                         -          $1,644,589
Weighted average interest rate                            8.5%              8.5%
Maximum month-end balance
   during the period                               $1,462,225        $1,644,589
Average balance during the
   period                                          $1,239,151        $1,091,849



                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.  LETTERS OF CREDIT

Sherwood Brands, Inc. has available an irrevocable letter of credit of $935,000 with a bank, to be used for payments of principal portions of Virginia Revenue Bonds in the event of Sherwood Brands, Inc.'s default on payment. The letter is collateralized by a first deed of trust and security interest in Sherwood Brands, Inc.'s land, building and equipment. The letter expires in 2006. The letter of credit agreement has a debt to worth and a debt coverage requirement as well as a limitation on dividends paid and on borrowings. Sherwood Brands, Inc. was in compliance with all covenants as of July 31, 1998.

Sherwood Brands, Inc. also has available another irrevocable letter of credit of $580,000 with a bank, to be used for payment of principal portions of Virginia Revenue Bonds in the event of Sherwood Brands, Inc.'s default on payment. The letter is collateralized by a first deed of trust in Sherwood Brands, Inc.'s commercial property as well as a lien on certain assets of Sherwood Brands, Inc. The letter expires in 2002.

8.  LONG-TERM DEBT

Long term debt consists of the following:


                                                                  JULY 31,
                                                             ---------------------
                                                              1998            1997
                                                              ----            ----
   Mecklenberg County, Virginia Variable Rate Demand
    Revenue Bonds issued on June 1, 1996; collateralized
    by an irrevocable letter of credit (see Note 7);
    payable in varying annual amounts; to be redeemed
    in whole by June 1, 2006; interest at variable
    market tax exempt rates (3.65% at July 31, 1998).       $  860,000   $  920,000

   Mecklenberg County, Virginia Revenue Bond issued on
    May 15, 1997; collateralized by an irrevocable
    letter of credit (see Note 7); payable in varying
    annual amounts; to be redeemed in whole by
    May 15, 2002; interest at variable market tax
    exempt rates (3.65% at July 31, 1998).                     495,000      580,000
                                                            ----------   ----------
                                                             1,355,000    1,500,000

Less current maturities                                        175,000      145,000
                                                            ----------   ----------

Long-term portion                                           $1,180,000   $1,355,000
                                                            ==========   ==========

Scheduled maturities of long-term debt are as follows:


JULY 31,                                                                      1998
                                                                              ----
1999                                                                      $175,000
2000                                                                       205,000
2001                                                                       210,000
2002                                                                       215,000
2003                                                                        90,000
Thereafter                                                                 460,000
                                                                         ---------
                                                                        $1,355,000
                                                                         ==========

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

9.  SUBORDINATED DEBT

Subordinated debt consists of the following:



                                                                    JULY 31,
                                                            --------------------
                                                              1998          1997
                                                              ----          ----

Mecklenberg County, Virginia Industrial Development
  Authority note; collateralized by second deed of
  trust on land, building and equipment; payable
  in monthly installments of $4,644, including interest
  of 7%, with a final payment of $239,193 due
  in June 2001.                                              $340,589   $368,882

Lake Country Development Corporation Note;
  collateralized by second deed of trust on land,
  building and equipment; payable in monthly
  installments of $5,480, including interest of
  5.25% beginning on April 1, 1997 and
  payable in full on June 1, 2001.                            174,468    232,360
                                                             --------   --------

                                                              515,057    601,242
                                                             --------   --------

Less current maturities                                        90,941     85,757
                                                             --------   --------

Long-term portion                                            $424,116   $515,485
                                                             ========   ========

Scheduled maturities of subordinated debt are as follows:

July 31,                                                                 1998
                                                                        -----
1999                                                                    $ 90,941
2000                                                                      96,444
2001                                                                     327,672
                                                                       ---------
                                                                        $515,057
                                                                      ==========

10.  STOCK TRANSACTIONS

In October 1997, the shareholder authorized the filing of a registration statement for an initial public offering of the Company's common stock as well as changing the Company's name from Sherwood Foods, Inc. to Sherwood Brands, Inc.

Effective December 30, 1997, the Company amended its articles of incorporation to provide for a recapitalization of its common stock. As a result of the recapitalization, two new classes of common stock were authorized as follows: 30 million shares of Class A Common Stock, par value $.01, and 5 million shares of Class B Common Stock, par value $.01. The shares of Class A Common Stock and Class B Common Stock are identical in all respects, except that each share of Class B Common Stock entitles the holder to seven votes on each matter submitted to a vote of the shareholders. In addition, the Company is authorized to issue 5 million shares of Preferred stock.

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

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The change in the Company's common stock for the stock split and the calculation of basic and diluted earnings per share have been retroactively adjusted to give effect to the increases in authorized, issued and outstanding shares of common stock for all periods presented.

On May 6, 1998, the Company completed an initial public offering of 1,550,000 shares of Class A common stock, with a par value of $.01 per share, at a price of $5.95 per share and 775,000 warrants, at a price of $.10 per warrant. Each warrant entitles the holder thereof, upon exercise, to purchase one share of Class A common stock at a price of $7.50 per share, subject to adjustments, exercisable for a period of forty-eight months, commencing May 6, 1999. The warrants are subject to redemption by the Company upon thirty day notice commencing May 6, 1999 if the average closing bid price for the common stock equals or exceeds $10.05 per share for all 20 trading days ending on the third day prior to the day on which the Company gives notice. In connection with the initial public offering of stock, the underwriter was granted warrants to purchase up to 155,000 shares of Class A common stock at an exercise price of $9.22 per share and up to 77,500 warrants (each exercisable to purchase one share of Class A common stock at a price of $7.50 per share) at an exercise price of $.155 per warrant. Net proceeds from the initial public offering were $7,747,277.

In November 1997, the Company adopted the 1998 Stock Option Plan (the "Plan"). Under the Plan, the Company may grant qualified and nonqualified stock options to selected employees, consultants and directors. The Company has reserved 350,000 shares of common stock for issuance under the Plan.

The following summary represents the activity under the Plan:

Year ended July 31, 1998


                                                       NUMBER          EXERCISE       EXPIRATION
                                                     OF SHARES           PRICE           DATE
                                                    -----------       ----------    -------------
Options granted to employees                          140,000           $5.95         3/31/2008
Options granted to directors                            3,750           $5.95         6/19/2008
Options exercised                                          -               -                 -
                                                     --------
Balance at July 31, 1998                              143,750
                                                     ========

No options are exercisable at July 31, 1998.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123"), but it continues to measure compensation cost for the stock options using the intrinsic value method prescribed by APB Opinion No. 25. As allowable under SFAS 123, the Company used the "Minimum Value" method to measure the compensation cost of stock options granted in 1998 with the following assumptions: Risk-free interest rate of 5.11% a dividend payout rate of zero and an expected option life of ten years, respectively.

Using these assumptions, the fair value of stock options granted is $2.57 commencing March 31, 1998. There were no adjustments made in calculating the fair value to account for vesting provisions, for non-transferability or risk of forfeiture.

Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's option, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                                                JULY 31, 1998
                                                                   AS          PRO
                                                             REPORTED        FORMA
                                                           ----------     --------
Net income                                                   $701,189     $692,808
Basic and diluted earnings per share                         $    .28     $    .28


11.  INCOME TAXES

The provision for income taxes in the statement of operations for the year ended July 31, 1998 and 1997 is as follows:


                                                                    JULY 31,
                                                            --------------------
                                                             1998           1997
                                                             ----           ----
Current tax provision
   Federal                                                   $ 73,100     $162,000
   State                                                       16,100       11,600
                                                             --------     --------

Total current                                                  89,200      174,200
                                                             --------     --------

Deferred tax                                                  227,200     (151,100)
                                                             --------     --------

Total taxes on income                                        $316,400    $  23,100
                                                             ========    =========

The following summary reconciles taxes at the federal statutory rate with actual taxes:


                                                                  JULY 31,
                                                            ---------------------
                                                              1998          1997
                                                              ----          ----
Income taxes at the statutory rate                          $ 346,000     $114,000
Increase (decrease) in taxes
   resulting from:
   Effect of untaxed income from
     a foreign subsidiary                                     (94,000)     (80,500)
   State and local taxes, net of
     federal income tax benefit                                66,000        4,000
   Other                                                       (1,600)     (14,400)
                                                            ---------      -------
Total taxes on income                                      $  316,400     $ 23,100
                                                           ==========     ========





                  SHERWOOD BRANDS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal items giving rise to the Company's net deferred tax assets and liabilities are as follows:


                                                                   JULY 31,
                                                           -----------------------
                                                                1998        1997
                                                           ----------   ----------
Deferred tax assets
   Net operating loss                                        $     -       363,400
   Officer salary payable                                      22,400       14,600
   Allowance for doubtful accounts                             14,000        8,300
   Inventory obsolescence reserve                              14,000        6,400
   Bonus accrual                                               17,900            -
   Unrealized loss on foreign exchange contracts                1,200            -
                                                           ----------   ----------
Total deferred tax assets                                      69,500      392,700
                                                           ----------   ----------
Deferred tax liabilities
   Anticipated legal settlement                                    -       (89,000)
   Accumulated depreciation                                  (115,100)    (108,600)
   Accounts receivable service costs                         (119,500)    (110,300)
   Unrealized gain of foreign
     exchange contracts                                            -       (22,700)
                                                           ----------   ----------
Total deferred tax liabilities                               (234,600)    (330,600)
                                                           ----------   ----------
Net deferred tax (liability) asset                          $(165,100)    $ 62,100
                                                           ==========   ==========
Net current deferred tax asset                             $   29,700     $170,700
                                                           ==========   ==========
Net long-term deferred tax liability                        $(194,800)   $(108,600)
                                                           ==========   ==========


12.   RELATED PARTY TRANSACTIONS

The Company's majority stockholder is a guarantor of the Company's line of credit note payable and long-term debt.

The Company had a note payable to a related party in the amount of $903,180 at July 31, 1997. This amount was repaid during the year ended July 31, 1998 from the proceeds of the initial public offering of stock (Note 10).

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13.   COMMITMENTS

The Company occupies office space under a noncancelable operating lease expiring in November 1998. The lease is subject to annual increases based upon both certain allocated operating costs and increases in the Consumer Price Index. Future minimum rental commitments under operating leases as of July 31, 1998 are $14,183. Rental expense for the years ended July 31, 1998 and 1997 was $41,692 and $42,292, respectively.

The Company has entered into employment agreements with the Chief Executive Officer, Vice President - Finance and Secretary and the Vice President - Marketing and Product Development and Treasurer. The agreements expire on July 31, 2001. The agreements provide for annual base salaries of $225,000, $135,000 and $194,000, respectively. The base salary shall be increased each year by at least 5% and may be reviewed for merit increases by the Compensation Committee of the Board of Directors. In addition, such employment agreements entitle the executives to a portion of a bonus pool as determined by the Board of Directors equal to the sum of (i) the first $150,000 in excess of $1 million of Company pre tax net income (this item (i) is applicable solely for fiscal 1998) and (ii) 15% of Company pre tax net income in excess of certain incremental earnings targets. If either of these executives is terminated without cause or upon a change in control of the Company, each is entitled to continue to receive his or her annual base salary for a period of three years, any accrued incentive compensation through the date of termination and certain other benefits. Each of the above listed executives is prohibited from competing with the Company for the duration of his or her respective employment agreement, and if terminated or upon voluntary resignation, for one year thereafter.

The Company is a third party defendant in a lawsuit brought to seek approximately $100,000 in payment under a letter of credit. The Company believes the claim has little merit and intends to vigorously defend its position in the proceeding. Therefore, no loss accrual has been made.

14. EMPLOYEE BENEFIT PLANS

Effective January 1, 1987, the Company established a profit-sharing plan and a money purchase pension plan covering all full-time employees meeting the minimum age and service requirements. Under the terms of the Money Purchase Pension Plan, the Company contributed 5.7% of total wages in the year ended July 31, 1997. Contributions to the Profit-Sharing Plan are at the discretion of the Company and were 5% for the year ended July 31, 1997. Total expenses for the Money Purchase Pension Plan and the Profit-Sharing Plan were $56,296 for the year ended July 31, 1997.

Effective August 1, 1997, the Company amended the Money Purchase Pension Plan to a 401(k) and Profit Sharing Plan ("401(k) Plan"). The Money Purchase Pension Plan was terminated and the assets were merged with the 401(k) Plan. All participants in the Money Purchase Pension Plan were fully vested in the 401(k) Plan as of August 1, 1997. Total expenses for the 401(k) Plan were $0 for the year ended July 31, 1998. Contributions to the Profit Sharing Plan were 3% for the year ended July 31, 1998 and amounted to $30,787.

15.  SUPPLEMENTAL CASH FLOWS DISCLOSURE

Cash paid for interest amounted to $222,947 and $224,055, for the years ended July 31, 1998 and 1997, respectively.

Cash paid for income taxes amounted to $214,757 and $19,622, for the years ended July 31, 1998 and 1997, respectively.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

16.  CONCENTRATION OF CREDIT RISK AND EXPORT SALES

The Company purchases some of its products from three main vendors in Europe and South America. The Company has a variety of customers, including mass merchandisers, drug stores and grocery stores throughout the United States and abroad. For the years ended July 31, 1998 and 1997, one customer comprised 9.0% and 6.5%, of the Company's total sales, respectively.

Export sales for the years ended July 31, 1998 and 1997, were $1,646,979 and $1,874,875, respectively. The majority of export sales are made to Canada.

17.  PRE-PRODUCTION COSTS

During the years ended July 31, 1998 and 1997, Sherwood Foods, Inc. incurred certain costs relating to the development of its production facilities for its Demitasse/registered trademark/ and candy product lines. Pre-production costs for the years ended July 31, 1998 and 1997 were $155,095 and $769,585, respectively. These costs consist of parts and supplies, assembly salaries, sub-contract labor, and direct labor.

18.  ADVERTISING COSTS

Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were $697,734 and $548,120, for the years ended July 31, 1998 and 1997, respectively.

19.  BONUS PLAN

During the fourth quarter of the year ended July 31, 1998, the Company adopted a bonus plan and thus recorded an adjustment in the amount of $150,000 relating to bonuses earned by management. This adjustment decreased earnings per share by $.06.

20.  SUBSEQUENT EVENT

On September 24, 1998, the Company completed the acquisition of certain assets of E. Rosen Company d/b/a School House Candy Co. E. Rosen Company, a Rhode Island manufacturer of hard candy, jelly beans and lollipops and packer of gift items, had been a major supplier in the holiday gift basket market selling to chains such as Wal-Mark, Kmart and CVS and had approximately $42 million in sales in its fiscal year ended March 31, 1998. E. Rosen Company had filed a receivership proceeding before the Rhode Island Superior Court on July 31, 1998. The Company paid $4 million in cash for the machinery and equipment, inventory and tradenames and customer lists of E. Rosen Company.

SCHEDULE II

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS



                                           CHARGED
                              BALANCE      TO COSTS                      BALANCE AT
                             BEGINNING        AND                            END
DESCRIPTION                  OF PERIOD     EXPENSES        DEDUCTION      OF PERIOD
-----------                 ----------     ----------      ---------      ---------
Year ended July 31, 1997
  Allowance for doubtful
    accounts                 $21,900       $72,600          $(71,100)      $23,400
Reserve for slow moving
   inventory                 $     -       $18,200          $      -       $18,200

Year ended July 31, 1998
  Allowance for doubtful
   accounts                  $23,400       $83,100          $(66,500)      $40,000
Reserve for slow moving
  inventory                  $18,200       $21,000          $      -       $40,000


                                 EXHIBIT INDEX

EXHIBIT   DESCRIPTION
-------   ------------
10.20 Form of Employment Agreement between Registrant and Gordon F. Nahas, dated August 27, 1998.
27.1     Financial Data Schedule.