Form 10QSB
period 1998-10-31
SHERWOOD BRANDS INC
filed 1998-12-15
CIK 1053178

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

For the quarterly period ended: 10/31/98         Commission file number: 1-14091

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that he registrant was required to file such reports and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

As of December 14, 1998 there were 2,700,000 shares of Class A Common stock and 1,000,000 shares of Class B Common Stock, par value $0.01 per share, of the registrant outstanding.

SHERWOOD BRANDS, INC.
INDEX

PART I   FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - October 31, 1998 (unaudited) and July 31, 1998

                  Consolidated Statements of Operations - Three months ended October 31, 1998 and 1997 (unaudited)

                  Consolidated Statements of Cash Flows - Three months ended October 31, 1998 and 1997 (unaudited)

                  Notes to Consolidated Financial Statements

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II  OTHER INFORMATION

         Item 6A.   Exhibit 27    Financial Data Schedule

         Item 6B.   Reports on Form 8K

SIGNATURES


PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      SHERWOOD BRANDS, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          October 31, 1998    July 31, 1998
                                                                          ----------------    -------------
ASSETS                                                                     (unaudited)          (audited)
Current Assets

    Cash and cash equivalents                                              $1,794,924          $6,087,789
    Accounts receivable, less allowance of $61,000 and                     $3,654,616          $2,067,123
    $40,000
    Inventory (Note 4)                                                     $8,473,047          $4,058,293
    Other current assets                                                     $289,725            $127,817
    Deferred taxes on income                                                  $29,667             $29,700
                                                                              -------             -------
    Total current assets                                                  $14,241,979         $12,370,722

Net property and equipment                                                 $2,863,543          $2,642,570

Other Assets                                                                  $61,006             $53,066

TOTAL ASSETS                                                              $17,166,528         $15,066,358
                                                                          ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Line of credit                                                         $1,638,000                  $0
    Current portion of long-term debt                                        $175,000            $175,000
    Current portion of subordinated debt                                      $90,941             $90,941
    Accounts payable                                                       $2,013,043          $2,277,512
    Accrued expenses                                                         $853,319            $421,789
    Income taxes payable                                                     $231,712            $161,261
                                                                             --------            --------
    Total current liabilities                                              $5,002,015          $3,126,503
                                                                           ----------          ----------
Long-term debt                                                             $1,180,000          $1,180,000
Subordinated debt                                                            $401,876            $424,116
Deferred taxes on income                                                     $194,767            $194,800
                                                                             --------            --------
TOTAL LIABILITIES                                                          $6,778,658          $4,925,419
                                                                           ==========          ==========
Commitments

Stockholders' equity
Preferred stock, $.01 par value, 5,000,000 shares
authorized; no shares issued or outstanding                                         -                   -

Common Stock, Class A, $.01 par value, 30,000,000
shares authorized, 2,700,000 issued and outstanding                           $27,000             $27,000

Common Stock, Class B, $.01 par value, 5,000,000 shares
authorized, 1,000,000 shares issued and outstanding                           $10,000             $10,000

Additional paid-in capital                                                 $7,973,538          $7,978,777

Retained earnings                                                          $2,377,332          $2,125,162
                                                                           ----------          ----------
TOTAL STOCKHOLDERS' EQUITY                                                $10,387,870          $10,140,939
                                                                          -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                    $17,166,528          $15,066,358
                                                                          ===========          ===========


                      SHERWOOD BRANDS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                    UNAUDITED



                                                                 Three months ended
                                                                 ------------------
                                                     October 31,           October 31,
                                                            1998                  1997
                                                            ----                  ----

Net sales                                             $6,239,923            $5,272,474

Cost of sales                                         $4,179,389            $3,466,006
                                                      ----------            ----------

Gross profit                                          $2,060,534            $1,806,468
                                                      ----------            ----------
Selling, general and administrative expenses          $1,015,399              $655,892

Pre-production costs                                    $213,112               $54,125

Salaries and related expenses                           $481,291              $297,631
                                                        --------              --------

Total operating expenses                              $1,709,802            $1,007,648
                                                      ----------            ----------

Income from operations                                  $350,732              $798,820
                                                        --------              --------
Other income (expense)

Interest income                                          $56,184                $3,126
Interest expense                                        ($16,011)             ($67,298)
Insurance claim, net                                          $0               $40,634
Other (expense) income                                  ($18,401)               $7,123
                                                        --------                ------

Total other income (expense)                             $21,772              ($16,415)
                                                         -------              --------

Income before provision for taxes                       $372,504              $782,405
on income

Provision for taxes on income                          ($119,201)            ($266,000)
                                                       ---------             ---------

Net income                                              $253,303              $516,405
                                                        --------              --------

Basic and diluted earnings per share                       $0.07                 $0.24

Weighted average common shares                         3,700,000             2,150,000
outstanding                                            =========             =========


                     SHERWOOD BRANDS, INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                             Three months ended
                                                             ------------------
                                                     October 31,           October 31,
                                                           1998                  1997
                                                           ----                  ----

Cash flows from operating
activities

  Net income                                            $253,303            $516,405

  Adjustments to reconcile net
  income to net cash provided
  by (used in) operating activities

    Depreciation expense                                 $39,400             $36,034
    Unrealized (gain) loss on foriegn exchange           $19,864            ($29,957)
    Provision for doubtful accounts                      $21,000              $4,356
    Write-off of accounts receivable                     $13,652


  (Increase) decrease in assets
    Accounts receivable                              ($1,622,145)          ($871,775)
    Inventory                                        ($4,414,754)           $375,904
    Insurance settlement receivable                           $0            $262,574
    Other current assets                               ($168,247)            $46,062
    Other assets                                         ($7,940)           ($61,622)
  Increase (decrease) in liabilities
    Accounts payable                                   ($284,333)           $647,297
    Accrued expenses                                    $431,497             $45,505
    Income taxes payable                                 $70,451             $84,193
                                                         -------             -------
Net cash provided by (used in)
operating activities                                 ($5,648,252)         $1,054,976
                                                     -----------          ----------
Cash flows from investing activities
  Capital expenditures                                 ($260,373)                 $0
                                                       ---------                  --
Net cash used in investing activities                  ($260,373)                 $0
                                                       ---------                  --

Cash flows from financing activities
  Borrowings on line of credit                        $1,638,000                   -
  Repayments on line of credit                                 -           ($600,000)
  Payments on debt                                      ($22,240)           ($20,897)
  Payments to related parties                                 $0           ($235,786)
                                                              --           ---------

Net cash provided by (used in) financing activities   $1,615,760           ($856,683)
                                                      ----------           ---------
Net (decrease) increase in cash and
cash equivalents                                     ($4,292,865)           $198,293

Cash and cash equivalents, at beginning
of period                                             $6,087,789            $614,109
                                                      ----------            --------
Cash and cash equivalents, at end
of period                                             $1,794,924            $812,402
                                                      ==========            ========

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Sherwood Brands, Inc., and its wholly- owned subsidiaries, Sherwood Brands, LLC, Sherwood Brands of RI Inc. and Sherwood Brands Overseas, Inc. ("Overseas") (collectively, the "Company"). All material inter-company transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report and 10KSB dated October 28, 1998.

2.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Sherwood Brands, Inc. (formerly Sherwood Foods, Inc.) was incorporated in December 1982 in the state of North Carolina. Sherwood Brands, Inc. manufactures its own line of confectionery products, demitasse \registerered trademark\ biscuits and is developing a new product line of candies.

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

Sherwood Brands of RI Inc. was incorporated in September, 1998 in the state of Rhode Island. Sherwood Brands of RI Inc. d/b/a E. Rosen Company is a manufacturer of hard candies, jelly beans and packer of gift items and baskets.

3.  INTERIM FINANCIAL INFORMATION

The financial information as of October 31, 1998 and for the three months ended October 31, 1997 and 1998 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

4.  INVENTORY

Inventory consists of raw materials and finished goods and is stated at the lower of cost or market. Cost is determined by the FIFO (First-in, first-out) method.

Inventory consists of the following:

                                                   JULY 31            OCTOBER 31
                                                   -------            ----------
                                                     1998                1998
                                                    ------               ----
Raw materials.............                      $  400,722            $5,122,245

Finished goods............                       3,657,571             3,350,802
                                                 ---------             ---------

                                                $4,058,293            $8,473,047
                                                ==========            ==========
5.  USE OF ESTIMATES

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

6.  STOCKHOLDER'S EQUITY

In September 1998 the Company granted options to buy 10,000 shares to its new Chief Financial Officer. The options granted were under the 1998 Stock Option Plan. The options have an exercise price of $5.95 and expire September 2008.

7.  ACQUISITION OF ASSETS OF E. ROSEN COMPANY

On September 24, 1998, Sherwood Brands, Inc. acquired certain assets of the E. Rosen Company, a Rhode Island based manufacturer of hard candy, jelly beans and lollipops and packer of gift items and baskets. E. Rosen Company filed a receivership proceeding before the Rhode Island Superior Court on July 31, 1998.

Sherwood Brands paid $4 million in cash for the machinery and equipment, inventory, trade names, trademarks and customer lists of E. Rosen Company. The total purchase price of $4million has been allocated to inventory. Sherwood Brands, Inc. formed a subsidiary Sherwood Brands of RI Inc. d/b/a E. Rosen Company, which owns the acquired assets and will operate the new manufacturer of candy and packer of gift items.

The financial information presented herein incorporates the results of operation of Sherwood Brands of R.I. Inc. for the period commencing September 24, 1998 through October 31, 1998.

8.  INCOME TAXES

The income tax rate utilized on an interim basis is based on the Company's estimate of the effective income tax rate for the fiscal year ending July 31, 1999 which approximates 32%.

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

Results of Operations

THREE MONTHS ENDED OCTOBER 31,1998.

Net sales for the three months ended October 31, 1998 and 1997 were $6,239,923 and $5,272,474, respectively. Net sales increased 18% or $967,449 primarily due to approximately $850,000 of sales made by the new Rhode Island operation. Domestic sales of all product categories increased by approximately 5% during the first quarter. International sales declined by approximately $220,000 due to continued soft market conditions in Asia and the weakening of the Canadian dollar.

Gross profit for the third quarter increased to $2,060,534 from $1,806,468 but declined as a percentage of sales to 33% from 34%. The decrease was attributable to a less favorable currency rates and higher costs of production of new items due to as yet unrealized production efficiencies.

Selling, general and administrative expenses as a percentage of sales increased from 12.4% to 16.3% or from $655,892 to $1,015,399 largely due to increased advertising expenditures of approximately $60,000, and professional and administrative fees associated with the acquisition and start-up of the Rhode Island operation which were high in proportion to the moderate Rhode Island sales during the period.

Pre-production costs increased to $213,112 compared to $54,125 in the prior quarter. These costs were associated with the start-up costs of product line extensions in the Chase City facility.

Salaries and related expenses increased to $481,291 from $297,631 or to 7.7% from 5.6% due to an increase in management salaries and the addition of new employees at the Rhode Island operation.

Operating expenses increased to $1,709,802 from $1,007,648 primarily as a result of the increase in pre-production costs, costs associated with the acquisition and start-up of the Rhode Island operation and salary increases.

Income from operations for the three months ended October 31, 1998 was $350,732 compared to $798,820 for the same period last year. The decrease was primarily due to lower gross margin, higher start-up operating expenses and increased advertising and salary expenses.

Other Income (expense) increased to $21,772 compared to expense $16,415 due to interest income of $56,184 generated on the proceeds at the initial public offering of which $4,000,000 were utilized in September, 1998 for the purchase of assets of E. Rosen Company.

The effective income tax rate for the current quarter was 32%. The income tax rate utilized for the current quarter is based on the Company's estimate of the effective tax rate for the fiscal year ending July 31, 1999 which approximates 32%.

Net Income was $253,303 or $0.07 basic and diluted earnings per share for the three months ended October 31, 1998 compared to $516,405 or $0.24 basic and diluted earnings per share for the prior comparable period. The decrease was primarily due to lower margins and increased pre-production costs and costs associated with the acquisition and start-up of Rhode Island as well as higher salary and advertising expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements have been to fund the purchase, manufacture and commercialization of its products. The Company finances its operation and manufacturing with cash flow from operations and borrowings, primarily from banks. The Company's working capital at October 31, 1998 and July 31, 1998 was $9,239,964 and $9,244,219 respectively.

Net cash used in operating activities was $5,648,252 compared to net cash provided of $1,054,976. The primary use of cash was the $4 million purchase of assets of E. Rosen Company which was allocated to inventory. In addition, accounts receivables increased as a result of the additional sales from the Rhode Island operation.

Net cash used in investing activities increased from $0 to $260,373 due to equipment purchases for the Chase City facility in the current period.

Net cash provided by financing activities was $1,615,760 compared to cash used of $856,683 in the prior period. The difference was due to the Company borrowing $1,638,000 in the current quarter to finance additional working capital needs compared to repayments of $600,000 and $235,786 in the prior quarter.

Principal payments for the Company's long term debt for the twelve months ending October 31, 1999 are $259,801. The Company believes that cash provided by operations will be sufficient to finance its operations and fund debt service requirements.

SEASONALITY

The Company's sales typically increase toward the end and beginning of the calendar year principally due to the holiday seasons.

INFLATION

The Company does not believe that inflation has had a significant impact on the Company's results of operations for the periods presented.

PART II   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form  8-K

         a)       Exhibits.  The following exhibits are filed with this report:

                  Exhibit No.      Description

                  27       Financial Data Schedule (filed herewith)

         b)       Reports on Form 8-K

         On November 24, 1998, the Company filed a Current Report on Form 8-K/A regarding the Company's acquisition of E. Rosen Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SHERWOOD BRANDS, INC.

Date: December 15, 1998                 /s/  Uziel Frydman
                                             President and Chief
                                             Executive Officer



Date: December 15, 1998                 /s/  Anat Schwartz
                                             Vice President - Finance and
                                             Secretary

                                 EXHIBIT INDEX

EXHIBIT                       DESCRIPTION
-------                       -----------

27                   Financial Data Schedule