Form 10QSB
period 1999-01-31
SHERWOOD BRANDS INC
filed 1999-03-15
CIK 1053178

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

For the quarterly period ended: 1/31/99          Commission file number: 1-14091

                              SHERWOOD BRANDS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         NORTH CAROLINA                                     56-1349259
--------------------------------                       -------------------
(State or other jurisdictions of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)


               6110 EXECUTIVE BLVD. SUITE 1080, ROCKVILLE MD 20852
               ---------------------------------------------------
                    (Address of principal executive offices)

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

As of March 15, 1999 there were 2,700,000 shares of Class A Common stock and 1,000,000 shares of Class B Common Stock, par value $0.01 per share, of the registrant outstanding.

SHERWOOD BRANDS, INC.
INDEX

PART I   FINANCIAL INFORMATION

         Item 1.   FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - January 31, 1999 (unaudited) and July 31, 1998

                  Consolidated Statements of Operations - Three months and six months ended January 31, 1999 and 1998 (unaudited)

                  Consolidated Statements of Cash Flows - Six months ended January 31, 1999 and 1998 (unaudited)

                  Notes to Consolidated Financial Statements

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II   OTHER INFORMATION

         Item 6A.   Exhibit 27    Financial Data Schedule

SIGNATURES


PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     SHERWOOD BRANDS, INC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                JANUARY 31, 1999       JULY 31, 1998
                                                                ----------------       -------------
ASSETS                                                            (unaudited)            (audited)
Current Assets

    Cash and cash equivalents                                     $   851,302           $ 6,087,789
    Accounts receivable, less allowance of $93,000 and            $ 4,293,438           $ 2,067,123
    $23,400
    Inventory (Note 4)                                            $ 7,522,478           $ 4,058,293
    Other current assets                                          $   526,601           $   127,817
    Deferred taxes on income                                      $    29,700           $    29,700
                                                                  -----------           -----------

    Total current assets                                          $13,223,519           $12,370,722
                                                                  -----------           -----------

Net property and equipment                                        $ 2,975,269           $ 2,642,570

Other Assets                                                      $    30,905           $    53,066
                                                                  -----------           -----------

TOTAL ASSETS                                                      $16,229,693           $15,066,358
                                                                  ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Line of credit                                                $   153,583
    Current portion of long-term debt                             $   175,000           $   175,000
    Current portion of subordinated debt                          $    93,652           $    90,941
    Accounts payable                                              $ 2,030,784           $ 2,277,512
    Accrued expenses                                              $   749,127           $   421,789
    Income taxes payable                                          $   413,325           $   161,261
                                                                  -----------           -----------

    Total current liabilities                                     $ 3,615,471           $ 3,126,503
                                                                  -----------           -----------

Long-term debt                                                    $ 1,180,000           $ 1,180,000
Subordinated debt                                                 $   371,773           $   424,116
Deferred taxes on income                                          $   194,800           $   194,800
                                                                  -----------           -----------

TOTAL LIABILITIES                                                 $ 5,362,044           $ 4,925,419
                                                                  -----------           -----------
Commitments

Stockholders' equity
Preferred stock, $.01 par value, 5,000,000 shares
authorized; no shares issued or outstanding                              --                    --

Common Stock, Class A, $.01 par value, 30,000,000
shares authorized, 2,700,000 issued and outstanding               $    27,000           $    27,000

Common Stock, Class B, $.01 par value, 5,000,000 shares
authorized, 1,000,000 shares issued and outstanding               $    10,000           $    10,000

Additional paid-in capital                                        $ 7,973,538           $ 7,978,777

Retained earnings                                                 $ 2,857,111           $ 2,125,162
                                                                  -----------           -----------

TOTAL STOCKHOLDERS' EQUITY                                        $10,867,649           $10,140,939
                                                                  -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                            $16,229,693           $15,066,358
                                                                  ===========           ===========


                     SHERWOOD BRANDS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  UNAUDITED

                                                         THREE MONTHS ENDED                        SIX MONTHS ENDED
                                               -------------------------------------      -------------------------------------
                                               January 31, 1999     January 31, 1998      January 31, 1999     January 31, 1998

Net sales                                        $  8,994,213         $  4,448,310           $ 15,234,136        $  9,720,784

Cost of sales                                    $  6,121,340         $  3,049,456           $ 10,300,729        $  6,515,462
                                                 ------------         ------------           ------------        ------------

Gross profit                                     $  2,872,873         $  1,398,854           $  4,933,407        $  3,205,322
                                                 ------------         ------------           ------------        ------------

Selling, general and administrative expenses     $  1,298,003         $    760,924           $  2,313,402        $  1,416,816

Pre-production costs                             $          0         $          0           $    213,112        $     54,125

Salaries and related expenses                    $    783,046         $    223,410           $  1,264,337        $    521,041
                                                 ------------         ------------           ------------        ------------

Total operating expenses                         $  2,081,049         $    984,334           $  3,790,851        $  1,991,982
                                                 ------------         ------------           ------------        ------------

Income from operations                           $    791,824         $    414,520           $  1,142,556        $  1,213,340
                                                 ------------         ------------           ------------        ------------

Other income (expense)

Interest income                                  $     11,830         $      5,676           $     68,014        $      8,802
Interest expense                                 ($    46,678)        ($    55,126)          ($    62,689)       ($   122,424)
Insurance claim, net                             $          0         $     61,589           $          0        $    102,223
Other (expense) income                           ($    20,467)        ($     2,397)          ($    38,868)       $      4,726
                                                 ------------         ------------           ------------        ------------

Total other income (expense)                     ($    55,315)        $      9,742           ($    33,543)       ($     6,673)
                                                 ------------         ------------           ------------        ------------

Income before provision for taxes                $    736,509         $    424,262           $  1,109,013        $  1,206,667
on income

Provision for taxes on income                    ($   257,863)        ($   120,267)          ($   377,064)       ($   386,267)
                                                 ------------         ------------           ------------        ------------

Net income                                       $    478,646         $    303,995           $    731,949        $    820,400
                                                 ------------         ------------           ------------        ------------

Basic and diluted earnings per share             $       0.13         $       0.14           $       0.20        $       0.38
                                                 ------------         ------------           ------------        ------------

Weighted average common shares                      3,700,000            2,150,000              3,700,000           2,150,000
                                                 ============         ============           ============        ============



SHERWOOD BRANDS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED                                             SIX MONTHS ENDED
                                                      ----------------
                                                        JANUARY 31,      JANUARY 31,
                                                            1999             1998
                                                        -----------      -----------
Cash flows from operating
activities

  Net income                                            $   731,949      $   820,400

  Adjustments to reconcile net
  income to net cash provided
  by (used in) operating activities

    Depreciation expense                                $    87,500      $    55,266
    Unrealized gain on foreign exchange                 ($   10,485)     ($    7,590)
    Provision for doubtful accounts                     $    52,973      $     4,400
    Write-off of accounts receivable                    $    16,600             --

  (Increase) decrease in assets
    Accounts receivable                                 ($2,295,888)     ($   29,636)
    Inventory                                           ($3,464,185)     ($  667,736)
    Insurance settlement receivable                            --        $   233,191
    Other current assets                                ($  398,784)     ($   40,307)
    Other assets                                        $    22,161      ($   65,442)
  Increase (decrease) in liabilities
    Accounts payable                                    ($  236,243)     ($   95,744)
    Accrued expenses                                    $   322,099      $   142,487
    Income taxes payable                                $   252,064      $   195,767
                                                        -----------      -----------

Net cash (used in) provided by
operating activities                                    ($4,920,239)     $   545,056
                                                        -----------      -----------

Cash flows from investing activities
  Capital expenditures                                  ($  420,199)     ($  201,066)
                                                        -----------      -----------

Net cash used in investing activities                   ($  420,199)     ($  201,066)
                                                        -----------      -----------

Cash flows from financing activities
  Borrowings on line of credit                          $   153,583             --
  Repayments on line of credit                                 --        ($  225,000)
  Payments on debt                                      ($   49,632)     ($   46,758)
  Payments to related parties                                  --        ($   60,978)
                                                                         -----------
Net cash provided by (used in) financing activities     $   103,951      ($  332,736)
                                                        -----------      -----------

Net (decrease) increase in cash and
cash equivalents                                        ($5,236,487)     $    11,254

Cash and cash equivalents, at beginning
of period                                               $ 6,087,789      $   614,109
                                                        -----------      -----------

Cash and cash equivalents, at end
of period                                               $   851,302      $   625,363
                                                        ===========      ===========

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Sherwood Brands, Inc., and its wholly-owned subsidiaries, Sherwood Brands, LLC, Sherwood Brands of RI Inc., and Sherwood Brands Overseas, Inc. ("Overseas") (collectively, the "Company"). All material inter-company transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to From 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjuction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report and Form 10-KSB dated October 28, 1998.

2.       ORGANIZATION AND DESCRIPTION OF BUSINESS

Sherwood Brands, Inc. (formerly Sherwood Foods, Inc.) was incorporated in December 1982 in the state of North Carolina. Sherwood Brands, Inc. manufactures its own line of confectionery products, demitasse \registered trademark\ biscuits and is developing a new product line of candies.

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

3.       INTERIM FINANCIAL INFORMATION

The financial information as of January 31, 1999 and for the three and six months ended January 31, 1998 and 1999 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

4.       INVENTORY

Inventory consists of raw materials and finished goods and is stated at the lower of cost or market. Cost is determined by the FIFO (First-in, first-out) method.

Inventory consists of the following:

                                     JULY 31       JANUARY 31
                                       1998           1999
                                    ---------      ----------
                                    (AUDITED)      (UNAUDITED)

          Raw materials              $400,722      $3,328,417

          Finished goods           $3,657,571      $4,194,061
                                   ----------      ----------
                                   $4,058,293      $7,522,478
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

6.       INCOME TAXES

The income tax rate utilized on an interim basis is based on the Company's estimate of the effective income tax rate for the fiscal year ending July 31, 1999 which approximates 34%.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Important Information Regarding Forward-Looking Statements

This Quarterly Report on From 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of Sherwood Brands, Inc. and its management. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described under "Risk Factors" in the Company's Prospectus. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Quarterly Report on From 10-QSB, whether as a result of new information, future events or circumstances or otherwise.

Results of Operations

THREE MONTHS ENDED JANUARY 31, 1999

Net sales for the three months ended January 31, 1999 and 1998 were $8,994,213 and $4,448,310 respectively. Net sales increased $4,545,903 primarily due to sales of gift baskets, gift items from the newly acquired Rhode Island operation and candies. Domestic sales of core products increased approximately 5% while international sales declined approximately $370,000 due to the continued weakness of the Canadian dollar.

Gross profit for the second quarter increased to $2,872,873 from $1,398,854 and as a percentage of sales increased to 32%. The increase was attributable to the increased sales in the second quarter and the strong gross profit contribution of the Rhode Island operation partially due to the "bargain" purchase price of some of the inventory partially offset by higher costs of production of new items at Sherwood Brands, Inc.'s Chase City facility due to yet unrealized production efficiency.

Selling, general and administrative expenses as percent of sales decreased to 14% from 17% but increased to $1,298,003 from $760,924, or $537,079, largely due to the additional selling, general and administrative expenses associated with the new operation in Rhode Island, increased advertising expenditures as well as additional costs related to becoming a public company.

Salaries and related expenses increased to $783,046 compared to $223,410 or to 9% from 5% of sales in the prior comparable quarter due to the addition of new management employees at both the Maryland and Rhode Island operations as well as increased management salaries. New management includes, among others, new sales managers, operations and accounting personnel hired to develop and support current and future marketing and operational needs of the Company.

Operating expenses increased to $2,081,049 from $984,334 primarily due to the increased staffing and overhead costs associated with the acquisition and start-up of Rhode Island, increased advertising expenditures and additional costs related to becoming a public company. The Company has put into place the infrastructure including new management lines in the areas of marketing, sales and operations to support the expanded and growing product lines and customer base. These additional operating costs are high in proportion to the current period sales levels.

Income from operations for the three months ended January 31, 1999 was $791,824 compared to $414,520 for the same period last year. The increase was primarily due to increased sales, and the strong gross profit contribution of the Rhode Island operations.

Interest income increased to $11,830 from $5,676 while interest expenses decreased to $46,678 from $55,120 due to improved working capital availability as a result of higher sales and the repayment of debt. Other expense increased to $20,467 from $2,397 due to the decline in value of Canadian dollar investments partially offset by Canadian interest earned.

Total other expense was ($55,315) compared to income of $9,742 due to the decline in Canadian dollar and the final payment of an insurance claim in the prior period partially offset by reduced interest expense and higher interest income.

The effective income tax rate for the current quarter was 34%. The income tax rate utilized for the current quarter is based on the Company's estimate of the effective tax rate for the fiscal year ending July 31, 1999 which approximates 34%.

Net Income was $478,646 for the three months ended January 31, 1999 compared to $303,995 for the prior comparable period. The improvement was primarily due to increased sales, strong gross profit contribution from the Rhode Island operation partially offset by the additional salaries and overhead expenses associated with supporting the Company's marketing and operational needs.

SIX MONTHS ENDED JANUARY 31, 1999

Net sales for the six months ended January 31, 1999 and 1998 were $15,234,136 and $9,720,784 respectively. Net sales increased $5,513,352 largely attributable to sales volume growth of the gift items, gift baskets, candies and chocolate categories. Domestic sales of core products increased approximately by 5% while international sales declined by approximately $500,000 due to the continued weak Asian markets and Canadian dollar.

Gross profit for the six months ended January 31, 1999 increased to $4,933,407 from $3,205,322 and as a percentage of sales decreased to 32% from 33%. The decrease was primarily due to less favorable currency rates affecting foreign purchases and higher costs of production of new items due to yet unrealized production efficiency in Sherwood Brands, Inc.'s Chase City facility offset by strong gross profit contribution from the Rhode Island operation partially due to the "bargain" purchase price of inventory.

Selling, general and administrative expenses increased to $2,313,402 from $1,416,816 largely due to additional expenses associated with the new operation in Rhode Island, increased advertising and additional costs of becoming a public company, but remained 15% of sales in both periods.

Salaries and related expenses increased to $1,264,337 from $521,041 due to the addition of new management employees at both of the Maryland and Rhode Island operations as well as increased management salaries. Pre-production costs increased to $213,112 compared to $54,125 in the prior period. These costs were associated with first quarter start-up costs of product line extensions in the Chase City facility. There were no additional pre-production costs in the second quarter.

Operating expenses increased to $3,790,851 from $1,991,982 and as a percent of sales to 25% from 20%. The increase was largely attributable to increases in pre-productions costs, salaries, and advertising and administration to support the Company's planned expanded operation.

Income from operations for the six months ended January 31, 1999 decreased to $1,142,556 from $1,213,340 for the same prior year period as a result of increased pre-productions cost associated with the manufacturing facility in Chase City, operating costs due to increased staffing and overhead associated with the acquisition of the Rhode Island operation and the marketing and operational needs of the Company.

Total other expense for the six months ended January 31, 1999 increased to $33,543 from $6,673 for the same prior year period. Interest income increased as a result of proceeds from the public offering while interest expense was reduced by half as a result of reduced borrowings from the prior year six month period. Other expense increased to $38,868 from income of $4,728 due to the decline in value of the Canadian dollar investments partially offset by Canadian dollar interest income.

The effective income tax rate for the six months ending January 31, 1999 was 34%. The income tax rate utilized for the interim period is based on the Company's estimate of the effective income tax rate for the fiscal year ending July 31, 1998 which approximates 34%.

Net income for the six month period decreased to $731,949 from $820,400 for the same prior year period principally due to the additional salaries and overhead expenses associated with the Company's marketing and operational needs which were high in proportion to current sales levels; and increased pre-production costs offset by the strong gross profit contribution from the Rhode Island operation.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements have been to fund the purchase, manufacture and commercialization of its products. The Company finances its operation and manufacturing with cash flow from operations and bank financing. The Company's working capital at January 31, 1999 and July 31, 1998 was $9,608,048 and $9,244,219 respectively.

Net cash used in operating activities for the six months ended January 31, 1999 and 1998, respectively was $4,920,239 compared to net cash provided by operating activities of $545,056. The increase in cash used by operating activities was due to increases in the Company's inventory and accounts receivable accounts which were caused by the additional sales activity generated by the Rhode Island operation.

Net cash used in investing activities increased to $420,199 from $201,066 primarily due to equipment purchases for the Company's candy line in Chase City.

Net cash provided by financing activities increased to $103,951 from net cash used of $332,731 primarily due to additional borrowings on the Company's line of credit to finance working capital needs.

Principal payments for the Company's long term debt for the twelve months ending January 31, 2000 are $268,652. The Company believes that cash provided by operations will be sufficient to finance its operations and fund debt service requirements.

YEAR 2000 COMPUTER ISSUE

The Company recognizes the potential problems for many computer systems relating to the Year 2000. The Company's systems are purchased from outside vendors. Those installed systems which are not currently able to fully function in the Year 2000 have new versions which are Year 2000 compliant and which the Company is preparing to install on the system. The Company is currently upgrading and installing new computer software that will be compliant with the Year 2000 requirements. The Company anticipates that the new system will be fully operational by fall 1999 and anticipates the costs to be approximately $75,000. In addition, the Company is assessing the impact of vendors' compliance to Year 2000 and what the impact will be on the Company's ongoing results of operations.

SEASONALITY

The Company's sales typically increase toward the end of the calendar year principally due to the holiday season.

INFLATION

The Company does not believe that inflation has had a significant impact on the Company's results of operations for the periods presented..

PART II OTHER INFORMATION

Item 6.  Exhibit 27.1   Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therunto duly authorized.

                                   SHERWOOD BRANDS, INC.

Date:    March 15, 1999            /s/ UZIEL FRYDMAN
                                       ---------------------------
                                       Uziel Frydman
                                       President and Chief Executive Officer

Date:    March 15, 1999            /s/ ANAT SCHWARTZ
                                       ---------------------------
                                       Anat Schwartz
                                       Vice President - Finance and Secretary

                                 EXHIBIT INDEX

EXHIBIT                  DESCRIPTION
-------                  -----------

27.1                Financial Data Schedule