Form 10QSB
period 1999-04-30
SHERWOOD BRANDS INC
filed 1999-06-14
CIK 1053178

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

     For the quarterly period ended: 4/30/99 Commission file number: 1-14091

                              SHERWOOD BRANDS, INC.

             (Exact name of Registrant as specified in its charter)


         North Carolina                                       56-1349259

 (State or other jurisdictions of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

                1803 Research Blvd. Suite 201, Rockville MD 20850

                    (Address of principal executive offices)

Registrant's telephone number, including area code: 301-309-6161

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirement for the past 90 days. Yes __X__ No___

As of June 14, 1999 there were 2,700,000 shares of Class A Common stock and 1,000,000 shares of Class B Common Stock, par value $0.01 per share, of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):
Yes__         No __X__

SHERWOOD BRANDS, INC.
INDEX

PART I   FINANCIAL INFORMATION

         Item 1.   FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - April 30, 1999 (unaudited) and July 31, 1998

                  Consolidated Statements of Operations - Three months and nine months ended April
                  30, 1999 and 1998 (unaudited)

                  Consolidated Statements of Cash Flows - Nine months ended April 30, 1999 and
                  1998 (unaudited)

                  Notes to Consolidated Financial Statements

         Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                   OF OPERATIONS

PART II  OTHER INFORMATION

         Item 1.     Legal Proceedings

         Item 6.   Exhibits and Reports on form 8-K
                   (a) Exhibit 27. Financial Data Schedule
                   (b) The Company did not file any reports on Form 8K during the quarter ended
                   April 30, 1999.

SIGNATURES

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                               APRIL 30, 1999     JULY 31, 1998
                                                               --------------     -------------
ASSETS                                                           (UNAUDITED)        (AUDITED)

Current Assets
  Cash and cash equivalents                                     $   876,719       $ 6,087,789
  Accounts receivable, less allowance of $63,000 and $23,400      2,648,124         2,067,123
  Inventory (Note 4)                                              7,903,080         4,058,293
  Other current assets                                              455,352           127,817
  Deferred taxes on income                                           29,667            29,700
                                                                -----------       -----------

  Total current assets                                           11,912,942        12,370,722
                                                                -----------       -----------

Net property and equipment                                        3,096,165         2,642,570

Other Assets                                                         25,736            53,066
                                                                -----------       -----------

TOTAL ASSETS                                                    $15,034,843       $15,066,358
                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

   Line of credit                                               $   549,583       $         -
   Current portion of long-term debt                                175,000           175,000
   Current portion of subordinated debt                              87,329            90,941
   Accounts payable                                               1,326,125         2,277,512
   Accrued expenses                                                 604,671           421,789
   Income taxes payable                                             168,954           161,261
                                                                -----------       -----------

   Total current liabilities                                      2,911,662         3,126,503
                                                                -----------       -----------

Long-term debt                                                    1,180,000         1,180,000
Subordinated debt                                                   355,133           424,116
Deferred taxes on income                                            194,767           194,800
                                                                -----------       -----------

TOTAL LIABILITIES                                                 4,641,562         4,925,419
                                                                -----------       -----------


Commitments

Stockholders' equity
Preferred stock, $.01 par value, 5,000,000 shares
authorized; no shares issued or outstanding                               -                 -

Common Stock, Class A, $.01 par value, 30,000,000
shares authorized, 2,700,000 issued and outstanding                  27,700            27,700

Common Stock, Class B, $.01 par value, 5,000,000 shares
authorized, 1,000,000 shares issued and outstanding                  10,000            10,000

Additional paid-in capital                                        7,973,538         7,978,777

Retained earnings                                                 2,382,743         2,125,162
                                                                -----------       -----------

TOTAL STOCKHOLDERS' EQUITY                                       10,393,281        10,140,939
                                                                -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $15,034,843       $15,066,358
                                                                ===========       ===========

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               UNAUDITED

                                                         Three months ended                   Nine months ended
                                                         ------------------                   -----------------
                                                April 30, 1999     April 30, 1998     April 30, 1999     April 30, 1998

Net sales                                         $4,966,263         $4,400,053         $20,200,399        $14,120,837

Cost of sales                                      3,453,004          3,039,447          13,753,733          9,554,909
                                                  ----------         ----------         -----------        -----------

Gross profit                                       1,513,259          1,360,606           6,446,666          4,565,928
                                                  ----------         ----------         -----------        -----------

Selling, general and administrative expenses       1,483,749            838,781           3,797,151          2,255,598

Pre-production costs                                       -                  -             213,112             54,125

Salaries and related expenses                        730,577            322,055           1,994,914            843,095
                                                  ----------         ----------         -----------        -----------

Total operating expenses                           2,214,326          1,160,836           6,005,177          3,152,818
                                                  ----------         ----------         -----------        -----------

Income (loss) from operations                       (701,067)           199,770             441,489          1,413,110
                                                  ----------         ----------         -----------        -----------

Other income (expense)

Interest income                                        5,923              5,281              73,937             14,083
Interest expense                                     (20,644)           (58,273)            (83,333)          (180,697)
Insurance claim, net                                       -                  -                   -            102,223
Other (expense) income                                (2,951)            59,670             (41,819)            64,396
                                                  ----------         ----------         -----------        -----------

Total other income (expense)                         (17,672)             6,678             (51,215)                 5
                                                  ----------         ----------         -----------        -----------

Income (loss) before provision (benefit)
for taxes on income                                 (718,739)           206,448             390,274          1,413,115

Provision (benefit) for taxes on income              244,371              9,405            (132,693)           395,672
                                                  ----------         ----------         -----------        -----------

Net income (loss)                                 $ (474,368)        $  197,043         $   257,581        $ 1,017,443
                                                  ----------         ----------         -----------        -----------

Basic and diluted earnings (loss) per share       $    (0.13)        $     0.09         $      0.07        $      0.47
                                                  ----------         ----------         -----------        -----------

Weighted average common shares                     3,700,000          2,150,000           3,700,000          2,150,000
                                                  ==========         ==========         ===========        ===========

SHERWOOD BRANDS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED                                                                   Nine months ended
                                                                            -----------------

                                                                        April 30,       April 30,
                                                                             1999            1998
                                                                             ----            ----
Cash flows from operating
activities

  Net income                                                          $   257,581      $ 1,017,443

  Adjustments to reconcile net
  income to net cash provided
  by (used in) operating activities

    Depreciation expense                                                  141,600           88,366
    Unrealized gain on foreign exchange                                    (2,423)              --
    Provision for doubtful accounts                                        39,600           14,400
    Write-off of accounts receivable                                       16,600          (15,504)


  (Increase) decrease in assets
    Accounts receivable                                                  (637,594)         (23,228)
    Inventory                                                          (3,844,787)        (269,900)
    Insurance settlement receivable                                            --          262,574
    Other current assets                                                 (327,535)        (118,560)
    Other assets                                                           27,330         (132,466)
  Increase (decrease) in liabilities
    Accounts payable                                                     (953,810)        (651,320)
    Accrued expenses                                                      182,882          142,614
    Income taxes payable                                                    7,693          163,283
                                                                      -----------      -----------

Net cash (used in) provided by
operating activities                                                   (5,092,863)         477,702
                                                                      -----------      -----------

Cash flows from investing activities
  Capital expenditures                                                   (595,195)        (352,537)
                                                                      -----------      -----------

Net cash used in investing activities                                    (595,195)        (352,537)
                                                                      -----------      -----------

Cash flows from financing activities
  Borrowings on line of credit                                            549,583               --
  Repayments on line of credit                                                 --         (182,364)
  Payments on debt                                                        (72,595)         (63,769)
  Payments to related parties                                                  --          (13,156)
                                                                      -----------      -----------

Net cash provided by (used in) financing activities                       476,988         (259,289)
                                                                      -----------      -----------

Net decrease in cash and
cash equivalents                                                       (5,211,070)        (134,124)

Cash and cash equivalents, at beginning
of period                                                               6,087,789          614,109
                                                                      -----------      -----------

Cash and cash equivalents, at end
of period                                                             $   876,719      $   479,985
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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to From 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjuction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report and Form 10-KSB dated October 30, 1998.

2.       ORGANIZATION AND DESCRIPTION OF BUSINESS

Sherwood Brands, Inc. (formerly Sherwood Foods, Inc.) was incorporated in December 1982 in the state of North Carolina. Sherwood Brands, Inc. manufactures its own line of confectionery products, demitasse \ registered trademark\ biscuits and is developing a new product line of candies.

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

Sherwood Brands of RI Inc. was incorporated in September 1998 in the state of Rhode Island. Sherwood Brands of RI Inc. d/b/a E. Rosen Company is a manufacturer of hard candies, jelly beans and packer of gift items and baskets.

3.       INTERIM FINANCIAL INFORMATION

The financial information as of April 30, 1999 and for the three and nine months ended April 30, 1998 and 1999 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

4.       INVENTORY

Inventory consists of raw materials and finished goods and is stated at the lower of cost or market. Cost is determined by the FIFO (first-in, first-out) method.

Inventory consists of the following:

                                             JULY 31             APRIL 30
                                              1998                 1999
                                              ----                 ----
                                            (AUDITED)           (UNAUDITED)
                                            ---------           -----------
Raw materials                                $400,722             $3,894,757

Finished goods                             $3,657,571             $4,008,323
                                           ----------             ----------

                                           $4,058,293             $7,903,080
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Information Regarding Forward-Looking Statements

This Quarterly Report on From 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described under "Risk Factors" in the Company's Registration Statement on Form SB-2, filed with the Commission on May 11, 1998. Existing and prospective investors are cautioned not to place undue reliance on these forward- looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Quarterly Report on From 10-QSB, whether as a result of new information, future events or circumstances or otherwise.

Results of Operations

THREE MONTHS ENDED APRIL 30, 1999 AND 1998

Net sales for the three months ended April 30, 1999 and 1998 were $4,966,263 and $4,400,053 respectively. Net sales increased 13% or $566,210 primarily due to sales of gift baskets, gift items and candies from the newly acquired Rhode Island operation. International sales declined approximately $160,000 due to the weak Canadian dollar.

Gross profit for the third quarter increased to $1,513,259 from $1,360,606 but as a percentage of sales remained at 30%. The increase in costs was attributable to higher costs of production of new items due to yet unrealized production efficiencies offset by lower cost of products manufactured by European factories due to the strengthening of the U.S. dollar.

Selling, general and administrative expenses increased to $1,483,749 from $838,781 or to 30% from 19% of sales, largely due to the additional selling, general and administrative expenses associated with the new operation in Rhode Island, increased advertising expenditures as well as additional costs related to operating as a public company.

Salaries and related expenses increased to $730,577 from to $322,054 or 15% from 7% of sales in the prior comparable quarter due to the addition of new management employees at both the Maryland and Rhode Island operations as well as higher management salaries. New management includes, among others, new sales managers, operations, accounting and MIS personnel hired to develop and support current and future marketing and operational needs of the Company.

As a result operating expenses increased to $2,214,326 from $1,160,836 or to 45% from 26% of sales. The Company believes that it has put into place the infrastructure including new management in the areas of marketing, sales and operations to support its newly expanded and growing product lines and customer base. These additional operating costs are high in proportion to the current period sales levels.

Loss from operations for the three months ended April 30, 1999 was $701,067 compared to income of $199,770 for the prior comparable quarter. The loss was primarily due to the increased cost of staffing and overhead as well as increased advertising expenditures as the Company prepares for its expanded sales and manufacturing operations.

Interest income increased to$5,923 from $5,281 while interest expenses decreased to $20,644 from $58,273 due to improved working capital availability as a result of higher sales and the repayment of debt. Other expense decreased to $2,951 from income of $59,670 due to the decline in value of Canadian dollar investments partially offset by Canadian interest earned and the payment of an insurance claim in the prior comparable period.

The effective income tax rate for the current quarter was 34%. The income tax rate utilized for the current quarter is based on the Company's estimate of the effective tax rate for the fiscal year ending July 31, 1999 which approximates 34%.

As a result of the foregoing the Company incurred a net loss of $474,368 for the three months ended April 30, 1999 compared to net income of $197,043 for the prior comparable quarter.

NINE MONTHS ENDED APRIL 30, 1999

Net sales for the nine months ended April 30, 1999 and 1998 were $20,200,399 and $14,120,837 respectively. Net sales increased $6,079,562 largely as a result of sales volume growth attributable to the gift items, gift baskets and candies from the newly acquired Rhode Island operation. International sales declined by approximately $700,000 due to the continued weak Asian markets and Canadian dollar.

Gross profit for the nine months ended April 30, 1999 increased to $6,446,666 from $4,565,928 and as a percentage of sales remained at 32%. Gross profit reflected the higher costs of production due to yet unrealized production efficiencies in Sherwood Brands, Inc.'s Chase City facility offset by the strong gross profit contribution from the Rhode Island operation and the lower cost of products manufactured in Europe due to the strengthening of the U.S. dollar.

Selling, general and administrative expenses increased to $3,797,151 from $2,255,598 or to 19% from 16% of sales largely due to additional expenses associated with the new operation in Rhode Island, increased advertising and additional costs of operating as a public company.

Salaries and related expenses increased to $1,994,914 from $843,095 or to 10% from 6% due to the addition of new management and administrative employees at both of the Maryland and Rhode Island operations as well as increased management salaries.

Pre-production costs increased to $213,112 compared to $54,125 in the prior period. These costs were associated with first quarter start-up costs of product line extensions in the Chase City facility.

There were no additional pre-production costs in the third quarter.

As a result of the foregoing, operating expenses increased to $6,005,177 from $3,152,818 and as a percent of sales to 30% from 22%.

Income from operations for the nine months ended April 30, 1999 decreased to $441,489 from $1,413,115 for the same prior year period as a result of increased pre-production costs associated with the manufacturing facility in Chase City, higher operating costs due to increased staffing and overhead associated with the acquisition of the Rhode Island operation and the marketing and operational needs of the Company.

Interest income increased to $73,937 from $14,083 as a result of the investment of proceeds from the public offering.

Interest expense was reduced by half to $83,333 from $180,692 as a result of reduced borrowings from the prior year nine month period. Other expense increased to $41,819 from income of $64,396 due to the decline in value of the Canadian dollar investments partially offset by Canadian dollar interest income. During the nine months ended April 30,1998 the Company received an insurance claim in the amount of $102,223. There were no such receipts in the current period.

The effective income tax rate for the nine months ending April 30, 1999 was 34%. The income tax rate utilized for the interim period is based on the Company's estimate of the effective income tax rate for the fiscal year ending July 31, 1998 which approximates 34%.

Net income for the nine month period decreased to $257,581 from $1,017,443 for the same prior year period principally due to the additional salaries and overhead expenses associated with the Company's marketing and operational needs which were high in proportion to current sales levels; and increased pre-production costs partially offset by the strong gross profit contribution from the Rhode Island operation.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements have been to fund the purchase, manufacture and commercialization of its products. The Company finances its operation and manufacturing with cash flow from operations and bank financing. The Company's working capital at April 30, 1999 and July 31, 1998 was $9,001,280 and $9,244,219 respectively.

Net cash used in operating activities for the nine months ended April 30, 1999 and 1998, respectively was $5,092,863 compared to net cash provided by operating activities of $477,702. The increase in cash used by operating activities was due to increases in the Company's inventory and accounts receivable accounts which were caused by the acquisition of E. Rosen and by the additional sales activity generated by the Rhode Island operation.

Net cash used in investing activities increased to $595,195 from $352,537, primarily due to equipment purchases for the Company's candy line in Chase City and the acquisition of a new building. On April 30, the Company acquired a 74,000 square foot manufacturing facility on approximately 15 acres in the town of Keysville, Virginia. The facility is located 20 minutes from the Chase City facility and will be utilized for manufacturing and assembly of confectionery products. The purchase price of the facility was $156,968. The Company received state and county grants for site preparation and building improvements of $150,000. The Company has committed to maintain an average yearly employment of 80 through December 31, 2003 at this new facility.

Net cash provided by financing activities increased to $476,998 from net cash used of $259,289 primarily due to additional borrowings on the Company's line of credit to finance working capital needs.

Principal payments for the Company's long term debt for the twelve months ending April 30, 2000 are $262,329. The Company believes that cash provided by operations will be sufficient to finance its operations and fund debt service requirements.

YEAR 2000 COMPUTER ISSUE

The Company recognizes the potential problems for many computer systems relating to the Year 2000. The Company's systems are purchased from outside vendors. Those installed systems which are not currently able to fully function in the Year 2000 have new versions which are Year 2000 compliant and which the Company is preparing to install on the system. The Company is currently upgrading and installing new computer software that it has been advised will be compliant with the Year 2000 requirements. The Company anticipates that the new system will be fully operational by fall 1999 and anticipates the costs to approximate $75,000. In addition, the Company is assessing the impact of vendors' compliance to Year 2000 and what the impact will be on the Company's ongoing results of operations.

SEASONALITY

The Company's sales typically increase toward the end of the calendar year principally due to the holiday season.

INFLATION

The Company does not believe that inflation has had a significant impact on the Company's results of operations for the periods presented.

PART II OTHER INFORMATION

Item 1.           Legal Proceedings

The Company is from time to time involved in litigation incidental to the conduct of its business. The Company is currently plaintiff in several actions. Management believes the outcomes of these actions, individually or in the aggregate would not have a material adverse effect on the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned therunto duly authorized.

                                            SHERWOOD BRANDS, INC.

Date: June 14, 1999                 /s/ Uziel Frydman
                                        President and Chief Executive Officer

Date: June 14, 1999                 /s/ Anat Schwartz
                                        Vice President - Finance and Secretary

                                 EXHIBIT INDEX

EXHIBIT             DESCRIPTION
-------             -----------

  27       Financial Data Schedule