Form 10KSB40
period 1999-07-31
SHERWOOD BRANDS INC
filed 1999-11-01
CIK 1053178

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 1999 Commission File Number: 1-14091

                              ---------------------

                              SHERWOOD BRANDS, INC.
               (Exact name of issuer as specified in its charter)

         NORTH CAROLINA                                          56-1349259
   ----------------------------                                -------------
   (State or Other Jurisdiction                                (IRS Employer
         of Incorporation)                                Identification Number)

   1803 RESEARCH BLVD.,  SUITE 201
          ROCKVILLE, MARYLAND                                      20850
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

         Issuer's telephone number, including area code: (301) 309-6161

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

                                 Yes (X)   No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

         The issuer's revenues for the fiscal year ended July 31, 1999 were $25,299,806.

         The aggregate market value of the voting stock held by non-affiliates of the issuer as of October 28, 1999 (computed by reference to the last reported sale price of the registrant's Common Stock on the American Stock Exchange on such date) was $5,400,000.

         The number of shares outstanding of issuer's Class A Common Stock, $.01 par value per share, as of October 29, 1999 was 2,700,000.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the issuer's definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-KSB.

                                    PART I.

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

         Sherwood Brands, Inc. (the "Company") is engaged in the manufacture, marketing and distribution of a diverse line of brand name candies, cookies, and chocolates. The Company manufactures jelly beans, lollipops, biscuits, soft and hard candies and assembles seasonal gift items including gift baskets. The Company's principal branded products are COWS(TM) butter toffee candies, DEMITAsse(R) biscuiTS, RUGER(R) wafers, SMILE POPS(R) lollipops, STRIP-O-POPS(R) lollipops anD ELANA(R) Belgian chocolates. The Company also marketS, SOUR FRUIT BURST(TM) fruit-filled hard candies, as well as certain holiday specialty products, such as PIRATE'S GOLD COINS(TM) milk chocolates for Christmas and TOKENS OF LOVE(TM) milk chocolates for Valentine's Day. The Company's marketing strategy, including its packaging of products, is designed to maximize freshness, taste and visual appeal, and emphasizes highly distinctive, premium quality products that are sold at prices that compare favorably to those of competitive products. The Company believes that all of its operations are part of the confectionery industry and it currently reports as a single industry segment.

         On September 24, 1998, the Company completed the acquisition of certain assets of the E. Rosen Company, d/b/a School House Candy Co. ("Rosen"). Rosen was a Rhode Island manufacturer of hard candy, jelly beans and lollipops and assembled a variety of holiday gift items including gift baskets. Rosen sold its holiday gift items to such chains as Wal-Mart, Kmart and CVS, and had approximately $42 million in sales for its most recent fiscal year ended March 31, 1998. Rosen filed a receivership proceeding before the Rhode Island Superior Court on July 31, 1998. The Company paid $4.0 million in cash for the machinery and equipment, inventory and tradenames, trademarks and customer lists of Rosen. For financial accounting purposes, the entire purchase price of $4.0 million was allocated to the inventories of raw material, components and finished product.

MARKET OVERVIEW

         Sales of candy and cookie products in the United States have increased significantly in recent years. According to the United States Department of Commerce, manufacturers' domestic shipments of confectionery products (excluding chewing gum) have grown steadily from approximately $9 billion in 1990 to $13.4 billion in 1997. The Chocolate Manufacturers Association/National Confectioners Association has estimated that total retail sales of confectionery products in the United States in 1997 were approximately $22.7 billion, and industry trade reports project continued growth in these markets into the next century. Despite such growth, the United States ranks only ninth in per capita candy consumption among the industrialized nations. The Company believes that these expanding markets present attractive growth opportunities for its business, and is focusing its strategy on introducing new products in these market categories as well as achieving greater brand recognition and market penetration for all of the Company's products.

         The markets for candy and cookie products are dominated by a number of large, well capitalized corporations. In the candy market, these companies include Hershey Food Corporation, M&M Mars and Nestle S.A. The cookie and biscuit market is dominated by Nabisco, Inc., Keebler Company and Sunshine Biscuits, Inc. In addition to domestic manufacturers, foreign candy and cookie companies, such as Lindt of Switzerland, Bahlsen KG, and Storck, have established their products in this market. The Company believes that the remainder of the market is otherwise highly fragmented, with numerous manufacturers and hundreds of products and distribution channels, such as mass merchandisers, drug stores, club stores, vending companies and gourmet distributors. Management believes that the Company's experience in these markets and distribution channels, coupled with its expanded manufacturing capabilities, positions the Company to capitalize on the growth opportunities in these markets.

PRODUCTS

     CONTRACT MANUFACTURED CANDY, COOKIES AND CHOCOLATES

         The following is a description of the Company's products purchased from third-party sources located internationally:

         COWS(TM): COWS iS a line of butter toffee candy offering both a soft and chewy toffee and a dairy butter and cream hard candy. COWS butter toffee candies are made with real dairy butter and cream and are sold in 7 oz. bags, in tubs, and in bulk, and are packed in foil fresh packs to preserve freshness and extend shelf life. COWS butter toffee candies are also packaged as gift items in decorative tins and milk jars.

         COWPOKES(TM) LOLLIPops: COWPOKES LOLLIPops is a new product first introduced in the fall of 1997. Cowpokes are an extension of the COWS line and are made with a hard dairy butter and cream candy on the outside and a soft, chewy butter toffee on the inside. Cowpokes are available in 6.4 oz. bags and are also distributed in 60-count check-out stand display cartons for single-item sales.

         SOUR FRUIT BURST(TM) HARD CANDIES: SOUR FRUIT BURST is a line of fruit-filled hard candies in a variety of flavors sold in 3 oz. and 12 oz. bags and distributed in a variety of packages.

         RUGER(R) WAFErs: RUGER wafers is a line of wafer cookie available in three flavors: chocolate, vanilla, and strawberry and in two sugar free varieties. RUGER wafers are offered in a 7oz. grocery size as well as a 2 1/8 oz. size in two different shapes in order to assure a proper fit in vending machine slots. The RUGER wafer cookie formula designed by the Company utilizes an aeration process which gives RUGER wafers its very light and delicate filling. RUGER wafers are distributed in a mylar packaging material that resists sunlight and humidity and is designed to preserve freshness and extend shelf life.

         ELANA(R) BELGIAN CHOCOLATES: ELANA Belgian chocolate bars are sold in a variety of flavors, including Mint, Caramel, Mocca, Truffle, White Truffle, Honey Almond, Crispers, and Almonds, and are offered in two sizes (25 grams and 45 grams) for retail stores and vending, and also in a variety of package combinations.

         COUNTDOWN TO CHRISTMAS(TM) CHOCOLATE CALENDars: COUNTDOWN TO CHRISTMAs chocolate calendars are recently introduced advent calendars made with 24 milk-chocolate candies behind numbered doors. The calendar is marketed domestically for the Christmas holiday season.

         PIRATE'S GOLD COINS(TM) FOIL-WRAPPED CHOCOLATE COins: PIRATE'S GOLD COins is a milk chocolate candy product designed in coin shapes and wrapped in embossed gold foil. They are offered in two sizes of mesh bags, 2lb. 10oz. tubs and in bulk, and marketed primarily for the Christmas holiday season.

         TOKENS OF LOVE(TM) CHOCOLATE CANDies: TOKENS OF Love is a line of milk chocolate candy product in token shapes, wrapped in foil and containing removable/reusable stickers with expressions of love and friendship. They are offered in two sizes of mesh bags and in bulk, and marketed primarily for Valentine's Day.

     DOMESTICALLY MANUFACTURED CANDIES AND BISCUITS

         The following is a description of products manufactured by the Company:

         STRIP O POPS(TM) LOLLIPOPS: STRIP O POPS(TM) are a line of hard candy lollipops merchandised in hanging strips. They are available in a variety of flavors and are specifically designed for the holiday season as well as year round sales.

         SMILE POPS(TM) LOLLIPOPS: SMILE POPS(TM) are a line of candy iced lollipops individually wrapped and sold in tubs, poly bags or in hanging strips. Each pop is decorated with a smiling face.

         GUMMI SKULLS(TM) JELLY PRODUCTS: GUMMI SKULLS(TM) are a line of soft candies shaped as a human skull and available in an assortment of flavors such as mint, orange and spice.

         TONGUE TATTOO(TM) LOLLIPOPS: Tongue Tattoo lollipops are a line of hard candy lollipops embossed with candy icing images. The iced image transfers when pressed on the tongue creating a tongue tattoo.

         COWSCARAMELS (TM): COWSCARAMELS is a line of caramel candy. Flavored fillings include vanilla, cappuccino and butter and cream. The candies are offered in both a soft and chewy toffee and as a dairy butter and cream hard candy. The COWSCARAMEL production line is certified kosher by the Orthodox Union.

         DEMITASSE(R) BISCUITS: DEMITASse is a line of tea biscuits offered in a variety of flavors including the traditional tea biscuit, "Petit Beurre" (with real butter), Cinnamon Honey, Coconut and Chocolate. The DEMITASSE biscuit line is certified kosher by the Orthodox Union.

         JELLIES: The Company manufactures a variety of pan cast soft jelly candy know as "jelly beans" or "jelly eggs". They are available in a variety of flavors, colors and sizes. Jelly candy may be packaged for individual sale or may be incorporated into one of the Company's seasonal gift basket offerings, such as Easter.

     ASSEMBLED HOLIDAY GIFT ITEMS AND GIFT  BASKETS

         The Company assembles a variety of custom made gift sets and gift baskets. The gift sets and gift baskets are designed to focus on a particular holiday season such as Christmas, Valentines Day and Easter. The gift items may contain gourmet food products, candy, novelty items or seasonal merchandise. A significant portion of the contents of the gift items and gift baskets are assembled from components imported from China.

SUPPLIERS

         The Company currently purchases most of its contract manufactured products from third-party sources located in Argentina, Austria, Belgium and Holland. The Company's products are manufactured to specific recipe and design specifications developed by the Company. The Company's operations require it to have production orders in place in advance of shipment to the Company's warehouses (product deliveries typically take 60 days). Each of the Company's foreign suppliers generally delivers finished products free on board to a freight forwarder, cargo consolidator or directly to a seaport for ocean transport. The Company assumes the risk of loss, damage or destruction of products, although the Company maintains cargo insurance. Upon entry into the United States, the products are then transported by rail or truck to one of the six regional warehouses used by the Company.

         The Company has entered into agreements with the manufacturers of ELANA(R) Belgian chocolates, and PIRATE'S GOLD COINS(TM) milk chocolates. Generally, under these agreements, the supplier may not export into the United States, and in certain cases, other countries, any products similar to those produced for the Company. The agreements require the Company to purchase annual minimum volumes at specific prices, which minimums are subject to a reduction and, ultimately, a suspension, in the event of certain price increases by the supplier. The Company currently exceeds these purchase requirements. The Company's supplier agreements require the supplier to maintain product liability insurance with the Company as an additional named insured and are generally terminable on short notice.

         The Company purchases the necessary ingredients and packaging materials which are used in its products manufactured at its Pawtucket, RI and Chase City, VA production facilities from numerous third-party suppliers. Such ingredients and packaging materials include flour, sugar, shortening, flavorings, butter, folding cartons, shipping cartons and wrapping film. Such purchases are made on an open account basis with competitive payment terms. The Company anticipates that it will become increasingly dependent on these suppliers for necessary ingredients and packing materials used in the domestic manufacture of its products.

         The primary source of components used in the Company's line of holiday gift items and gift baskets which are assembled at its Central Falls, RI facility are from manufacturers located in Asia, principally China. Such purchases require the use of an irrevocable letter of credit issued by the Company's bank. In addition, the Company purchases some components from domestic sources on an open account basis.

CUSTOMERS

         The Company sells its products primarily to mass merchandisers and other retail customers, grocery and drug store chains, club stores, convenience stores, specialty shops and wholesalers. The Company's mass merchandiser customers include Family Dollar, Bradlees, Target, Dollar General, K-Mart, Wal-Mart, Dollar Tree and 99 Cents Only stores. For the year ended July 31, 1999, Sam's Club comprised 12.1% of the Company's total sales. For the year ended July 31, 1998, Dollar General comprised of 9.0% of the Company's total sales.

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

         The Company also sells its products to numerous gourmet distributors throughout the United States. These distributors in turn sell products to a wide base of gourmet stores. The Company believes that it has been able to penetrate this market segment because of its ability to satisfy consumer demand for premium quality products at prices that are attractive to these distributors.

DISTRIBUTION CHANNELS

         The Company distributes its products throughout the United States and internationally. The Company's principal market outside the United States is Canada, which accounts for approximately 79% of the Company's international sales. For the year ended July 31, 1999, sales of the Company's products in foreign markets accounted for approximately 4.4% of the Company's total revenues. The Company has recently introduced its products in certain countries in South America and the Caribbean, and management intends to continue to expand its international marketing efforts by selling products to distributors in these geographic markets. In each country, the Company targets distributors that purchase large quantities of products for mass distribution.

         The Company engages independent food and candy brokers in various regions throughout the United States for marketing to retail customers. These brokers account for a majority of the Company's sales. Food and candy brokers are paid on a commission basis (typically 5%) and are generally responsible in their respective geographic markets for identifying customers, soliciting customer orders and inspecting merchandise on store shelves. For the fiscal year ended July 31, 1999, the Company had arrangements with approximately 65 food and candy broker organizations. Such arrangements prohibit the brokers from selling competing products. The Company believes that the use of food and candy brokers, which typically specialize in specific products and have knowledge of and contracts in particular markets, enhances the quality and scope of the Company's sales operations. In addition, the use of brokers permits the Company to limit the significant costs associated with creating and maintaining a direct distribution network. The Company's executive officers and six regional sales managers work with brokers on an individual basis and are responsible for managing the broker network, identifying opportunities and developing sales in their respective territories.

         The Company uses six regional bonded public warehouses that specialize in food and confectionery storage. These warehouses are selected based on proximity to the Company's customers, the ability to provide prompt customer service and efficient and economic delivery. The Company generally sells its products pursuant to customer purchase orders and fills these orders from inventory generally within one to two days of receipt. Because orders are filled shortly after receipt, backlog is not material to the Company's business. Substantially all of the Company's products are delivered by common carrier.

MANUFACTURING AND ASSEMBLY FACILITIES

         Currently, the Company has two manufacturing facilities and one assembly facility, and recently acquired a new facility which will be used for manufacturing and assembly. The Company currently produces Demitasse biscuits and COWSCARAMEL caramel candies at its Chase City, VA facility. The Chase City facility consists of a brick building with over 70,000 square feet (including a 1,750 square foot office) situated on approximately ten acres in Southern Virginia. The facility is equipped with state-of-the-art equipment for the manufacture and packaging of cookie and candy products and employs approximately 120 skilled and unskilled workers. The facility is certified kosher by the Orthodox Union.

         In April, 1999, the Company purchased a 73,000 square foot manufacturing facility located on approximately 15 acres in Keysville, VA at a cost of $160,000. The Company is currently utilizing this facility to package product and store inventory. The Company has spent approximately $50,000 as of July 31, 1999 to improve the Keysville facility. Both the Chase City and Keysville facilities have access to an abundant supply of both skilled and unskilled labor. In addition, the southern Virginia area in which the two plants are located, is readily accessible to common carriers, rail lines and a major seaport (Newport News).

         The Company leases approximately 658,000 square feet of improved real estate in Pawtucket and Central Falls, RI. The property is used for the manufacture of hard and soft candy (120,000 square feet), assembly of holiday gift items and inventory storage (531,000 square feet) and office space (7,000 square feet). Both Rhode Island locations have ready access to an abundant supply of both skilled and unskilled labor, and are readily accessible to common carriers, rail lines and a major seaport (Boston). The Company employs approximately 289 full-time employees and seasonal employees in Rhode Island.

         The Company's Vice President - Manufacturing Operations is responsible for the operations at both the Virginia and Rhode Island facilities. The Company currently employs technical and production personnel who have working knowledge of the technical and operational aspects of the Company's production equipment. The Company also employs personnel responsible for conducting quality control testing at the facility via on-site laboratory analysis and quality assurance inspections. The inspectors evaluate the Company's products on the basis of subjective factors such as taste and appearance. The Company monitors the efficiency of the production equipment continuously and its facilities are climate controlled where required.

MARKETING, SALES AND ADVERTISING

         The Company believes that product recognition by retail and wholesale customers, consumers and food brokers is an important factor in the marketing of the Company's products. Accordingly, the Company promotes its products and brand names through the use of attractive promotional materials, including full-color product brochures and newspaper inserts, advertising in trade magazines targeted to the mass merchandisers, vending industry, gourmet trade and gift basket markets, and participation in trade shows. For the year ended July 31, 1999, the Company spent approximately $698,000 on advertising and product promotion.

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

COMPETITION

         The Company faces significant competition in the marketing and sale of its products. The Company's products compete for consumer recognition and shelf space with candies, cakes, cookies, chocolates and other food products which have achieved international, national, regional and local brand recognition and consumer loyalty. These products are marketed by companies (which may include the Company's suppliers) with significantly greater financial, manufacturing, marketing, distribution, personnel and other resources than the Company. Certain of such competitors, such as Hershey Food Corporation, M&M Mars, Inc., Nestle, S.A., Nabisco, Inc., Keebler Company and Sunshine Biscuits, Inc., dominate the markets for candy and cookie products, and have substantial promotional budgets which enable them to implement extensive advertising campaigns. The food industry is characterized by frequent introductions of new products, accompanied by substantial promotional campaigns. Competitive factors in these markets include brand identity, product quality, taste and price. The Company's major competitors for holiday gift items and gift baskets are Houston Foods Co., Smith Enterprises, Inc. and Wonder Treats.

TRADEMARKS

         The Company holds United States trademark registrations for the "ELANA," "RUGER", "TONGUE TATTOO", "STRIP-O-POP", "SMILE POPS" and "demitasse" names, and has filed trademark registrations for certain other names, including "COWS," and uses other names for which it has not applied for registration. The Company believes that its rights to these names is a significant part of the Company's business and that its ability to create demand for its products is dependent to a large extent on its ability to exploit these trademarks. There can be no assurance as to the breadth or degree of protection which trademarks may afford the Company or that any trademark applications will result in registered trademarks or that trademarks will not be invalidated if challenged. The Company is not aware of any infringement claims or other challenges to the Company's rights to use these marks. The Company is applying for the international registration of all its trademarks.

GOVERNMENT REGULATION

         The Company is subject to extensive regulation by the United States Food and Drug Administration, the United States Department of Agriculture and by other state and local authorities in jurisdictions in which the Company's products are manufactured or sold. Among other things, such regulation governs the importation, manufacturing, packaging, storage, distribution and labeling of the Company's products, as well as sanitary conditions and public health and safety. Applicable statutes and regulations governing the Company's products include "standards of identity" for the content of specific types of products, nutritional labeling and serving size requirements and general "Good Manufacturing Practices" with respect to manufacturing processes. The Company's manufacturing facilities and manufactured products are subject to periodic inspection by federal, state and local authorities. The Company believes that it is in compliance with all governmental laws and regulations and maintains all permits and licenses required for its operations. Nevertheless, there can be no assurance that the Company will continue to be in compliance with current laws and regulations or that the Company will be able to comply with any future laws and regulations and licensing requirements. Failure by the Company to comply with applicable laws and regulations could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions.

INSURANCE

         The Company maintains product liability insurance with limits of $2,000,000 in the aggregate and $1,000,000 per occurrence (with excess coverage of $10,000,000), which it believes is adequate for the types of products currently offered by the Company. There can be no assurance, however, that such insurance will be sufficient to cover potential claims or that adequate levels of coverage will be available in the future at a reasonable cost. In the event of a partially or completely uninsured successful claim against the Company, the Company's financial condition and reputation would be materially affected.

EMPLOYEES

         As of October 29, 1999, the Company had approximately 243 full-time employees and approximately 187 part-time or seasonal employees. Of the Company's full-time workforce, 21 are located at the Company's principal office in Rockville, MD. The Company has approximately 120 full and part-time employees in Virginia and approximately 289 full, part-time and seasonal employees in Rhode Island. Management believes that the Company's relationship with its employees is good. None of the Company's employees are represented by labor unions under any collective bargaining agreement.

ITEM 2.     DESCRIPTION OF PROPERTIES

         The following table sets forth, with respect to properties leased and owned by the Company at July 31, 1999, the location of the property, the amount of square feet of the property, the annual rent and the year in which the lease expires, if applicable, and the business use which the Company makes of such facilities:

                                     APPROXIMATE
                                ------------------------
                                 SQUARE       ANNUAL            EXPIRATION
          ADDRESS                  FEET        RENT             OF  LEASE                BUSINESS USE
-----------------------------   ----------  ------------  ----------------------  ----------------------------
LEASED PROPERTIES:
1803 Research Blvd.                10,000      $125,000   January 31, 2009        Executive and General
Rockville,  MD  20850                                                             Offices

1005 Main Street                  250,000       $37,500   October 1, 1999         Manufacturing Plant and
Pawtucket, RI  02860                                                              General Offices

280 Rand Street                   500,000      $112,500   October 1, 1999         Assembly Facility,
Central Falls, RI 02863                                                           Storage  and  Distribution
                                                                                  Facilities

OWNED PROPERTIES:
807 South Main Street              70,000                                         Manufacturing Plant
Chase City,  VA   23924

350 Sherwood Drive                 73,000                                         Manufacturing Plant
Keysville,  VA   23947


         The Company is currently negotiating a new lease with the landlord of the Rhode Island properties.

ITEM 3.     LEGAL PROCEEDINGS

         The Company is from time to time involved in litigation incidental to the conduct of its business. Although the Company is not currently a defendant in any legal proceedings, it is a plaintiff in certain matters involving intellectual property rights, collection of receivables and other matters. The Company does not believe that the outcome of these matters would materially affect the Company's operations. There can be no assurance that the Company will not be a party to other litigation in the ordinary course of business in the future.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended July 31, 1999.

                                    PART II.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

         The Company's Class A Common Stock is traded on the American Stock Exchange ("AMEX") (symbol: SHD). Prior to the Company's initial public offering and listing of its Class A Common Stock on AMEX, which occurred on May 8, 1998, there was no public trading market for such shares. The following table shows the high and low sales prices as reported on AMEX for the Class A Common Stock for the period from inception to the end of fiscal 1999:

                          PRICE PERIOD                                HIGH          LOW
            -----------------------------------------               -------       -------
            Fiscal Year Ended July 31, 1998:
              Fourth Quarter                                         $5.38         $3.00
              (May 8 to July 31, 1998)
            Fiscal Year Ended July 31, 1999:
              First                                                  $4.00         $2.00
              Quarter
              Second Quarter                                         $3.44         $2.25
              Third Quarter                                          $4.38         $2.50
              Fourth Quarter                                         $3.63         $2.44

         As of July 31, 1999, and October 27, 1999, there were 25 and 23 holders of record, respectively, of the Class A Common Stock.

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

RESULTS OF OPERATIONS

     FISCAL YEAR ENDED JULY 31,1999 COMPARED TO FISCAL YEAR ENDED JULY 31,1998

         NET SALES: Net sales for the year ended July 31, 1999 and 1998 were $25,299,806 and $18,084,174, respectively, an increase of $7,215,632 or 40%.
This increase in net sales is the result of the addition of new product lines, including, gift sets and gift baskets, jelly beans and lollipops, as well as the addition of a new customer. International sales declined by 32% from $1,646,979 to $1,119,548 largely due to a decline in Canadian sales.

         GROSS PROFIT: Gross profit for year ended July 31, 1999 increased to $6,081,088 from $5,853,417 for the prior year period, but as a percent of sales declined to 24% from 32% in the respective periods. The decline of gross profit as a percentage of sales was primarily due to production inefficiencies during the first half of the year at the Chase City facility, the effect of fixed overhead expenses incurred relative to the low volume of sales in Rhode Island during the period, and higher labor costs as a percent of sales needed to maintain certain skilled production and assembly employees in anticipation of the ramp up of production into the 1999 holiday season.

         OPERATING EXPENSES: Selling, general and administrative expenses for the year ended July 31, 1999 increased to $4,922,082 from $3,139,475 for the prior year period, or as a percentage of sales to 20% from 17% in the respective periods, largely due to the additional selling, general and administrative expenses associated with the new operation in Rhode Island as well as additional costs related to operating as a public company. Pre-production costs increased to $213,112 from $155,095 as the company completed the installation of equipment for product line extensions in its Chase City facility at the beginning of the fiscal year.

         Salaries and related expenses for the year ended July 31, 1999 increased to $2,450,096 from $1,515,803 for the prior year period, or as a percentage of sales to 10% from 8% in the respective periods, due to the addition of new management employees at both the Maryland and Rhode Island locations as well as higher management salaries. New management includes, among others, new sales managers, operations, accounting and MIS personnel hired to develop and support current and future marketing and operational needs of the Company.

         As a result, operating expenses for the year ended July 31, 1999 increased to $7,585,290 from $4,810,373 for the prior year period, or as a percentage of sales to 30% from 27% in the respective periods. The Company believes that it has put into place the infrastructure including new management in the areas of marketing, sales and operations to support newly expanded and growing product lines and customer base. These additional operating costs are high in proportion to the current period sales.

         LOSS FROM OPERATIONS: Loss from operations for the year ended July 31, 1999 was $1,504,202 compared to income from operations for the year ended July 31,1998 of $1,043,044. The loss was a result of production inefficiencies at the Chase City facility during the first half of the year, the effect of fixed overhead expenses incurred relative to the low volume of sales in Rhode Island, the new management hired to develop and support additional sales and operational needs of the Company, and the additional costs related to being a public company.

         INTEREST EXPENSE: Interest expense for the year ended July 31,1999 declined to $153,832 from $222,947 for the prior year period due to the reduced borrowing needs of the Company in the first part of the current year as a result of the repayment of the line of credit from the proceeds of the public offering. The Company increased its borrowing in the second part of the current year as it began to ramp up its Rhode Island operation.

         OTHER INCOME (EXPENSE): Other expense was $7,821 for the year ended July 31, 1999 compared to income of $6,399 in the prior year period. The change was primarily due to the receipt of an insurance claim during the prior comparable year.

         INCOME TAXES: The Company recorded a tax benefit of $319,700 for the year ended July 31, 1999, compared to income tax expense of $316,400 for the year ended July 31, 1998. A total current benefit of $184,200 was recorded in addition to a benefit of $349,900 resulting from the change in deferred taxes, offset by an IRS examination assessment of $214,400. During the current year, the IRS examined the tax returns for Sherwood Brands, Inc. and Sherwood Brands Overseas, Inc. for tax years ended July 31, 1995 to July 31,1997. As a result of the tax examination, the IRS contends that the Company's borrowing agreement contained an indirect guarantee by Overseas of the borrowings of the parent and therefore the parent must include as income the earnings of Overseas. The Company does not agree with the IRS position and is currently considering what actions it will take in the future to argue the case.

         NET LOSS: As a result of the foregoing, the Company incurred a net loss for the year ended July 31, 1999 of $1,262,897 compared to income of $701,189 for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements have been to fund the purchase, manufacture and commercialization of its products. The Company finances its operation and manufacturing with cash flow from operations and borrowings, primarily from banks. On May 6, 1998, the Company completed an initial public offering ("IPO") of 1,550,000 shares of its Class A Common Stock at a public offering price of $5.95. Proceeds to the Company, net of expenses of the offering, amounted to approximately $7.7 million, $2.5 million of which was used to pay down the Company's working capital line of credit and a related party loan, and $4.0 million of which was used to acquire certain assets of Rosen. The remaining proceeds from the IPO have been utilized for general working capital purposes. The Company's working capital at July 31,1999 and 1998 was $6,992,533 and $9,244,219, respectively.

         Net cash used by operating activities in the year ended July 31, 1999 was $2,441,231 compared to net cash provided of $951,923 in the prior year period. The decrease in cash from operations was a result of reduced profit margins and the additional expenses incurred as discussed above. The Company's accounts receivable increased due to additional sales.

         Net cash used in investing activities increased to $4,656,445 in the year ended July 31, 1999 from $446,566 in the prior year period primarily due to the purchase of inventory from Rosen, equipment purchases for the Company's candy line in Chase City and the acquisition of a new building in Keysville.

         Net cash provided from financing activities in the year ended July 31, 1999 decreased to $1,667,678 from $4,968,323 for the prior year period. During the current year, financing came from additional borrowings on the Company's line of credit to finance working capital needs. In the prior year, the Company received net proceeds of $7,747,277 from a public offering of its common stock, a portion of which was used to pay down the line of credit.

         In June, 1999, the Company entered into a loan agreement with its primary bank which provides for borrowings under a line of credit of up to $7.5 million. Advances under the line of credit are based on a borrowing formula equal to 80% of eligible domestic accounts receivable plus the smaller of 70% of domestically-owned eligible inventory or a seasonal inventory cap. Borrowings on inventory are capped based upon the Company's seasonal requirements and are limited to $5 million for the period April 1 through November 1 and $3 million for the period November 2 through March 31. Advances under the line of credit are further reduced by the aggregate amount of outstanding letters of credit which may not exceed $2.5 million. Interest accrues on such advances at a rate of LIBOR plus 1.85% and is payable monthly. The loan agreement expires in November 2000. At July 31, 1999, the Company had borrowed $1,938,448 under the line of credit and had $1,196,695 in letters of credit outstanding. The line of credit is secured by the cash and cash equivalents, accounts receivable and inventories of Sherwood Brands, Inc., Sherwood Brands, LLC and Sherwood Brands of RI, Inc. The line of credit agreement contains various business and financial covenants, including, among other things, a minimum tangible net worth of $9,500,000 and a funds flow coverage in excess of 1.50. The Company was in violation of these two covenants at July 31, 1999. The bank has granted the Company a waiver of these two covenants for the periods ending July 31, 1999 and October 31, 1999. The Company believes that it will be in compliance with these two covenants subsequent to October 31, 1999. In addition to financial covenants, the Company's loan agreement with the Bank limits or prohibits the Company, without the Bank's consent, from incurring additional indebtedness, which could, under certain circumstances, limit the Company's ability to expand its operations.

         In June 1996 and May 1997, the Company borrowed $935,000 and $580,000, respectively, from Industrial Development Authority of Mecklenburg County ("IDAMC") for the acquisition and improvement of the Chase City facility and the purchase and installation of new production equipment, financed through the issuance of two series of Industrial Revenue Bonds ("IRB") (Series 1996 and Series 1997). The IRBs are backed by irrevocable letters of credit issued by Central Fidelity Bank of Virginia ("Fidelity"). Advances on the letters of credit (which expire June 2006 and 2002, respectively) are, in turn, secured by the Company's Chase City facility and all other real and personal property of the Company and personally guaranteed by Uziel Frydman pursuant to a reimbursement agreement ("Reimbursement Agreement") between Fidelity and the Company.

         Under the Reimbursement Agreement, the Company makes monthly interest and sinking fund payments to Fidelity. Interest is calculated at the rate of 10% per annum. The sinking fund payments for the Series 1996 IRBs are based upon a 15-year straight line amortization of $640,000 advanced for the purchase of the Chase City facility and a 7-year straight line amortization for approximately $295,000 advanced for manufacturing equipment. Annual payments to the sinking fund for the Series 1997 IRBs are due June 1 each year in the following amounts:
$105,000 in 1999 and $130,000 in each of 2000, 2001 and 2002. The total monthly payments vary from month to month and are subject to variable market tax exempt interest rates (3.65% at July 31, 1999). The terms of the Reimbursement Agreement require, among other things, that the Company maintain certain financial ratios and adhere to certain covenants, including, without Fidelity's permission, borrowing additional funds, merging or consolidating, amending its Articles of Incorporation and repaying subordinated debt.

         As part of the financing for the acquisition of the Chase City facility, in May and June 1996, the Company borrowed $400,000 to finance equipment from IDAMC and $250,000 for working capital from the Lake Country Development Corporation ("LCDC"), respectively, evidenced by two subordinated notes (the "Subordinated Notes"). The IDAMC Subordinated Note has a five-year term, amortized over a ten year period at an interest rate of 7% per annum, payable in monthly installments of $4,644 in principal and interest with a balloon payment of $239,193 due June 2001. The LCDC Subordinated Note is pari passu with the IDAMC Subordinated Note in terms of security, and has a five-year term bearing interest at 5.25% per annum, payable in monthly installments of interest only for the first nine payments and thereafter payable in equal monthly payments of $5,480 in principal and interest until June 2001. The IDAMC Subordinated Note is secured by the Company's equipment and the LCDC Subordinated Note is secured by the real property, fixtures and equipment located at the Chase City facility. The Subordinated Notes limit the Company's capital expenditures, prohibit a change in ownership greater than 50% and require the Company to create 50 full-time jobs at the Chase City facility within two years of the date of the Subordinated Notes. The Company has fulfilled both requirements. Both loans are personally guaranteed by Uziel Frydman.

         As of September, 1999 both Fidelity and Lake Country Development Corporation have agreed to release Uziel Frydman from the personal guarantee.

         Principal payments for the Company's long term debt for the year ended July 31, 1999 were $266,000.

FOREIGN CURRENCY FLUCTUATIONS

         The Company currently purchases its contract manufactured products from foreign manufactures under terms that provide for the payment of goods in foreign currency approximately 60 to 90 days from the invoice date. Purchases of COWS butter toffee candies and other candies from manufacturers located in Argentina are paid in U.S. dollars. Purchases of RUGER wafers and ELANA Belgian chocolates products are purchased from manufacturers located in Austria and Belgium, respectively, and are paid for in local currencies. These goods are recorded at cost in equivalent U.S. dollars at the exchange rate in effect on the invoice date. The difference between the recorded cost and the amount required for payment is reflected as a realized foreign currency transaction gain or loss. Prior year fluctuations in gross margin were attributable in large part to the changes in value of the U.S. dollar. From time to time, the Company hedges its exposure to foreign currency rate changes by purchasing forward contracts based upon analysis of foreign current markets. All sales of the Company's products in foreign markets are made in U.S. dollars, except for a portion of Canadian sales which are in Canadian dollars. See Note 2 to Notes to Consolidated Financial Statements.

SEASONALITY

         The Company's sales typically increase toward the second half of the calendar year principally due to the holiday season.

INFLATION

         The Company does not believe that inflation has had a significant impact on the Company's results of operations for the periods presented.

YEAR 2000 COMPUTER ISSUE

         The Company recognizes the potential problems for many computer systems relating to the Year 2000. The Company's systems are purchased from outside vendors. Those installed systems which are not currently able to function in the Year 2000 have new versions which are Year 2000 compliant and which the Company is in the process of completing the installation of such new software. The Company is currently in the final stages of upgrading and installing new computer software that it has been advised will be compliant with the Year 2000 requirements. In addition, the Company is assessing the impact of vendors' compliance to Year 2000 and what the impact will be on the Company's ongoing results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which revises the accounting for derivative financial instruments. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company will be required to adopt SFAS 133 in fiscal year 2001 and believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.

ITEM 7.     FINANCIAL STATEMENTS

         The Consolidated Financial Statements of the Company, the accompanying notes thereto and the independent auditor's report are included as part of this Form 10-KSB and immediately follow the signature page hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following are the directors and executive officers of the Company, as well as certain other key employees of the Company:


NAME                                                      AGE     POSITION
-----------------------------------------------------    -----    --------------------------------------------------
Uziel Frydman......................................        63     Chairman, President and Chief Executive Officer

Anat Schwartz......................................        39     Executive Vice President - Finance and Secretary

Amir Frydman.......................................        37     Director, Treasurer and Executive Vice President -
                                                                     Marketing and Product Development

Douglas A. Cummins.................................        57     Director

Jean E. Clary......................................        56     Director

Jason Adelman......................................        30     Director

Eric A. Richman....................................        49     Vice President - Operations

Paul J. Splitek....................................        50     Vice President - Sales


         UZIEL FRYDMAN has been the President and Chief Executive Officer of the Company and each of its subsidiaries since inception. Mr. Frydman has served as the Chairman of the Board of Directors of the Company since December 1997. Mr. Frydman served as Director of Marketing and Planning Sciences at R.J. Reynolds Tobacco Company from 1977 to 1980, and prior to that, as Manager, Planning and Operations Improvement at Lever Brothers Company from 1971 to 1977. He also served as Projects Manager at Sperry & Hutchinson Company and as an independent consultant to local governments in Turkey, Burma and Sierra Leone from 1962 to 1965. Mr. Frydman was an adjunct professor at the Graduate School of Business at Rutgers University from 1970 to 1975. Mr. Frydman earned a Masters of Business Administration, Management Science degree from Case Western Reserve University in 1968 and a Bachelor of Science degree in Civil Engineering from Technion Institute of Technology, Haifa, Israel in 1960. Mr. Frydman is the father of Anat Schwartz and Amir Frydman.

         ANAT SCHWARTZ has been Executive Vice President - Finance and Secretary of the Company since January 1996 and Sherwood Brands, LLC (and its predecessors) since 1988, and has been a director of Sherwood Brands Overseas, Inc. since 1993. Prior to joining the Company, Ms. Schwartz served as Manager - Loan Syndications and Asset Sales for the Bank of Montreal in 1988 and as Team Leader - Communications/Media Group and Account Officer for such bank's Southeastern United States region from 1983 to 1988. Ms. Schwartz earned a Masters of Business Administration, Finance/Health Care degree from Bernard Baruch College in 1983 and a Bachelor of Arts degree from Wake Forest University in 1981. Ms. Schwartz is the daughter of Uziel Frydman and the sister of Amir Frydman.

         AMIR FRYDMAN has been a director of the Company and has served as Treasurer and Executive Vice President - Marketing and Product Development since 1985. Prior to joining the Company, Mr. Frydman was Commercial Branch Manager at NCNB National Bank of Florida, from 1984 to 1985. Mr. Frydman earned a Bachelor of Arts degree from the University of North Carolina in 1983. Mr. Frydman is the son of Uziel Frydman and the brother of Anat Schwartz.

         DOUGLAS A. CUMMINS has been a director of the Company since December 1997. In 1996, Mr. Cummins served as President and Chief Executive Officer of the Liggett Group, a manufacturer and distributor of cigarettes. From 1993 to 1996, Mr. Cummins served as President and Chief Executive Officer of North Atlantic Trading Co, a cigarette paper manufacturer and distributor. From 1990 to 1993, Mr. Cummins served as the President and Chief Executive Officer of Decision Marketing, an advertising and consulting firm. From 1984 to 1990, Mr. Cummins served as the President and Chief Operating Officer of Salem Carpet Mills, a carpet manufacturer, and from 1981 to 1984, served as President of Stellar Group, a consulting firm. From 1973 to 1981, Mr. Cummins was Director of Marketing - International and Vice President - Foods Marketing at R.J. Reynolds Industries. Mr. Cummins currently sits on the Boards of Gold Leaf Tobacco Corp., Carolina Biological Supply Company, Smokey Mountain Products, Inc. and the Fort Ticonderoga Association. Mr. Cummins earned a Masters of Business Administration degree from Columbia University in 1966 and a Bachelor of Arts degree from Harvard University in 1964.

         JEAN E. CLARY has been a director of the Company since May 1998. Ms. Clary has been the Chief Executive Officer and President of Century 21 - Clary and Associates, Inc. since January 1973. Ms. Clary is currently on the Board of Directors of Virginia Power, a wholly-owned subsidiary of Dominion Resources Inc., a public company traded on the New York Stock Exchange.

         JASON ADELMAN has been a director of the Company since August 1998. Mr. Adelman is Senior Vice President of Investment Banking at H.C. Wainwright & Co. From 1997 until his employment with H.C. Wainwright in 1999, Mr. Adelman was Managing Director of Corporate Finance at Drake & Co., Inc. From 1996 to 1997, Mr. Adelman was affiliated with Spencer Trask Securities, Inc., a New York based venture capital investment bank. Before that he was with Coopers & Lybrand LLP, where he worked in the financial services consulting practice from 1994 to 1996. Mr. Adelman earned his J.D. from Cornell Law School and his B.A. in economics from the University of Pennsylvania.

         ERIC A. RICHMAN has been Vice President of Operations of the Company since September 1999. Mr. Richman has over 26 years of multi-disciplined manufacturing experience. From 1998 until being hired by the Company after the acquisition of E. Rosen Company, Mr. Richman was Director of Manufacturing of E. Rosen, and prior to that, Plant Manager of E. Rosen. From 1992 to 1996, he was Plant Manger of Richardson Brands Company; from 1989 to 1992, Plant Manager of Conusa Corporation; and from 1973 to 1989, Plant Manager of Planters Lifesavers Company. Mr. Richman has extensive experience in manufacturing, management, quality control and labor relations.

         PAUL J. SPLITEK has been Vice President of Sales of the Company since September 1999. Mr. Splitek has over 28 years of sales, marketing and manufacturing experience. From 1996 until being hired by the Company after the acquisition of E. Rosen Company, Mr. Splitek was Vice President and General Sales Manager of E. Rosen. Prior to joining E. Rosen, from 1991 to 1996, Mr. Splitek was Vice President and General Manager of Mille Lacs MP Company, a wholesale division of The Wisconsin Cheeseman Inc. ("TWC"), and prior to that, Operations Manager of TWC.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain officers, directors, and beneficial owners of more than ten percent (10%) of our common stock to file reports of ownership and changes in their ownership of our equity securities with the Securities and Exchange Commission and Amex. Based solely on a review of the reports and representations furnished to us during the last fiscal year, we believe that each of these persons is in compliance with all applicable filing requirements.

ITEM 10.    EXECUTIVE COMPENSATION

         Information concerning the executive compensation of the Company is hereby incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before November 30, 1999.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning the security ownership of the Company is hereby incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before November 30, 1999.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions of the Company is hereby incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before November 30, 1999.

                                    PART IV.

ITEM 13.          EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

   NUMBER                             DESCRIPTION
------------   -----------------------------------------------------------------
    3.1        Articles of Incorporation, as amended, of the Registrant.*
    3.2        Bylaws, as amended, of the Registrant.*
    4.1        Form of Registrant's Class A Common Stock Certificate.*
    4.2        Form of Underwriter's Warrant Agreement, including Form of
               Warrant Certificate.*
    4.3        Form of Public Warrant Agreement among the Registrant, Paragon
               Capital Corporation, as Underwriter and Continental Stock
               Transfer & Trust Company, as Warrant Agent.*
    4.4        Form of Registrant's Public Warrant Certificate.*
    10.1       Amended and Restated Reimbursement Agreement between Central
               Fidelity National Bank and the Registrant, dated as of May 1,
               1997.*
    10.2       Loan Agreement between Industrial Development Authority of
               Mecklenburg County, Virginia and the Registrant, Dated as of May
               1, 1997.*
    10.3       Irrevocable Letter of Credit dated May 15, 1997 issued on behalf of the Registrant to the Trustee for the holders of Industrial
               Revenue Bonds (Series 1997) issued by the Industrial Development
               Authority of Mecklenburg County, Virginia.*
    10.4       Amended and Restated Credit Line Deed of Trust and Security
               Agreement, among the Registrant and Trustees, for the benefit of Central Fidelity National Bank dated May 1, 1997.*
    10.5       Pledge and Security Agreement between the Registrant and Central
               Fidelity National Bank, dated as of May 1, 1997.*
    10.6       Guaranty between Uziel Frydman, the Registrant and Central
               Fidelity National Bank, dated as of May 1, 1997.*
    10.7       Loan Agreement between Industrial Development Authority of
               Mecklenburg County, Virginia and the Registrant, Dated as of June
               1, 1996.*
    10.8       Irrevocable Letter of Credit dated June 20, 1996 issued on behalf of the Registrant to the Trustee for the holders of Industrial
               Revenue Bonds (Series 1996) issued by the Industrial Development
               Authority of Mecklenburg County, Virginia.*
    10.9       Pledge and Security Agreement between the Registrant and Central
               Fidelity National Bank, dated as of June 1, 1996.*
    10.10      Company Loan Agreement between the Industrial Development
               Authority of Mecklenburg County, Virginia Loan Agreement through the Virginia Small Business Financing Administration and the
               Registrant, dated as of June 20, 1996.*
    10.11      Revolving Loan Fund Agreement between the Registrant and Lake
               Country Development Corporation, $250,000 Promissory Note to Lake
               Country Development Corporation, Guaranty of Note by the
               Registrant and Uziel Frydman, and Deed of Trust between the Registrant and Trustee for Lake Country Development Corporation, all dated May 15, 1996.*
    10.12      Loan Agreement, Promissory Note, and Security Agreement between the Registrant and First Union National Bank, all dated November
               29, 1996, and Guaranty between Uziel Frydman and First Union, dated November 29, 1996.*
    10.13      Promissory Note issued to Ilana Frydman by the Registrant, dated
               August 28, 1991.*
    10.14      Lease, as amended, for the Registrant's Rockville offices, executed November 30, 1992.*
    10.15      1998 Stock Option Plan.*
    10.16      Form of Employment Agreement between Registrant and Uziel
               Frydman, dated May 6, 1998.*

    10.17 Form of Employment Agreement between Registrant and Anat Schwartz, dated May 6, 1998.*
    10.18 Form of Employment Agreement between Registrant and Amir Frydman, dated May 6, 1998.*
    10.19 Receiver's Bill of Sale by Allen M. Shine, as receiver of E. Rosen Company, dated September 24, 1998.**
    10.20 Form of Employment Agreement between Registrant and Gordon F. Nahas, dated August 27, 1998.***
    21.1       Subsidiaries of the Registrant.
    24.1 A power of attorney relating to the signing of amendments hereto is incorporated in the signature pages of this Annual Report on Form 10-KSB.
    27.1       Financial Data Schedule.

-------------------------
* Incorporated herein by reference to the Company's Registration Statement on Form SB-2, dated as of January 21, 1998 (Registration No. 333-44655)

** Incorporated herein by reference to the Company's Current Report on Form 8-K, dated as of October 9, 1998.

*** Incorporated herein by reference to the Company's Annual Report on Form 10-KSB, dated as of October 30, 1998.

         (b) REPORTS ON FORM 8-K

                  None

                                   SIGNATURES

         In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

                                    SHERWOOD BRANDS, INC.

                                    By:/s/  Uziel Frydman
                                       ----------------------------------------
                                       Uziel Frydman
                                       President and Chief Executive Officer

                                POWER OF ATTORNEY

         Each person whose signature appears below on this Annual Report on Form 10-KSB hereby constitutes and appoints Uziel Frydman, Anat Schwartz and Amir Frydman, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities (until revoked in writing) to sign any and all amendments to this Annual Report on Form 10-KSB of Sherwood Brands, Inc. and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone or his substitute, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates stated.

                  SIGNATURES                                  TITLE(S)                              DATE
--------------------------------------------     --------------------------------------      ----------------
/s/  Uziel Frydman                               President, Chief Executive Officer and      October 28, 1999
--------------------------------------------     Director
Uziel Frydman                                    (principal executive officer)

/s/ Anat Schwartz                                Executive Vice President -- Finance and     October 28, 1999
--------------------------------------------     Secretary
Anat Schwartz                                    (principal accounting officer)

/s/ Amir Frydman                                 Executive Vice President, Treasurer and     October 28, 1999
--------------------------------------------     Director
Amir Frydman

/s/ Douglas A. Cummins                           Director                                    October 28, 1999
--------------------------------------------
Douglas A. Cummins

/s/ Jean Clary                                   Director                                    October 28, 1999
--------------------------------------------
Jean Clary

/s/ Jason T. Adelman                             Director                                    October 28, 1999
--------------------------------------------
Jason T. Adelman


                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 1999 AND 1998

Independent Auditors' Report.................................................F-2

Consolidated Financial Statements

     Consolidated balance sheets.............................................F-3

     Consolidated statements of operations...................................F-4

     Consolidated statements of stockholders' equity.........................F-5

     Consolidated statements of cash flows...................................F-6

     Summary of significant accounting policies.......................F-7 to F-9

     Notes to consolidated financial statements.....................F-10 to F-18

     Valuation and Qualifying Accounts - Schedule II........................F-19

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Sherwood Brands, Inc.
   and Subsidiaries
Rockville, Maryland  20850

We have audited the accompanying consolidated balance sheets of Sherwood Brands, Inc. and Subsidiaries as of July 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sherwood Brands, Inc. and Subsidiaries at July 31, 1999 and 1998 and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for the years ended July 31, 1999 and 1998.

                                                                BDO SEIDMAN, LLP

Washington, D.C.
October  22, 1999

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          JULY 31,
                                                                ---------------------------
                                                                    1999            1998
                                                                -----------     -----------
ASSETS
Current assets
   Cash and cash equivalents                                    $   657,791     $ 6,087,789
   Accounts receivable trade, less allowance of $67,946 and
   $40,000                                                        2,928,874       2,067,123
   Inventory                                                      8,569,580       4,058,293
   Income taxes receiveable                                         435,609               -
   Other current assets                                             658,364         127,817
   Deferred taxes on income                                         141,800          29,700
                                                                -----------     -----------
Total current assets                                             13,392,018      12,370,722

Deferred taxes on income                                             43,000               -
Net property and equipment                                        3,110,220       2,642,570

Other assets                                                         30,132          53,066
                                                                -----------     -----------
TOTAL ASSETS                                                    $16,575,370     $15,066,358
                                                                ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Line of credit                                               $ 1,938,448     $         -
   Current portion of long-term debt                                205,000         175,000
   Current portion of subordinated debt                              96,444          90,941
   Accounts payable                                               2,863,182       2,277,512
   Accrued expenses                                               1,082,011         421,789
   Income taxes payable                                             214,400         161,261
                                                                -----------     -----------
Total current liabilities                                         6,399,485       3,126,503

Long-term debt                                                      975,000       1,180,000
Subordinated debt                                                   328,082         424,116
Deferred taxes on income                                                  -         194,800
                                                                -----------     -----------

TOTAL LIABILITIES                                                 7,702,567       4,925,419
                                                                -----------     -----------

Stockholders' equity
    Preferred stock, $.01 par value, 5,000,000 shares
       authorized; no shares issued or outstanding                        -               -
    Common stock, Class A, $.01 par value, 30,000,000
       shares authorized, 2,700,000 issued and outstanding           27,000          27,000
    Common stock, Class B, $.01 par value, 5,000,000 shares
      authorized, 1,000,000 shares issued and outstanding            10,000          10,000
Additional paid-in-capital                                        7,973,538       7,978,777
Retained earnings                                                   862,265       2,125,162
                                                                -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                        8,872,803      10,140,939

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $16,575,370     $15,066,358
                                                                ===========     ===========

See accompanying summary of accounting policies and notes to consolidated financial statements

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEARS ENDED JULY 31,
                                                       ------------------------------
                                                           1999               1998
                                                       ------------      ------------
Net sales                                              $ 25,299,806      $ 18,084,174

Cost of sales                                            19,218,718        12,230,757
                                                       ------------      ------------
Gross profit                                              6,081,088         5,853,417
                                                       ------------      ------------
Selling, general and administrative expenses              4,922,082         3,139,475
Pre-production costs                                        213,112           155,095
Salaries and related expenses                             2,450,096         1,515,803
                                                       ------------      ------------
Total operating expenses                                  7,585,290         4,810,373
                                                       ------------      ------------
(Loss) income from operations                            (1,504,202)        1,043,044
                                                       ------------      ------------
Other income (expense)
   Interest income                                           83,258            88,870
   Interest expense                                        (153,832)         (222,947)
   Insurance claim, net                                           -           102,223
   Other income (expense)                                    (7,821)            6,399
                                                       ------------      ------------
Total other income (expense)                                (78,395)          (25,455)
                                                       ------------      ------------
(Loss) income before (benefit) provision for taxes       (1,582,597)        1,017,589
(Benefit) provision for taxes                              (319,700)          316,400
                                                       ------------      ------------
Net (loss) income                                      $ (1,262,897)     $    701,189
                                                       ------------      ------------
Basic and diluted (loss) earnings per share            $      (0.34)     $       0.28
                                                       ------------      ------------
Weighted average common shares outstanding                3,700,000         2,515,205
                                                       ============      ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            COMMON STOCK
                          --------------------------------------------------
                                  CLASS A                     CLASS B
                          --------------------------------------------------
                                                                                ADDITIONAL
                                                                                 PAID-IN      RETAINED
                            SHARES        AMOUNT       SHARES         AMOUNT     CAPITAL      EARNINGS       TOTAL
                          ---------      -------     ---------       -------    ---------     ---------    ----------
Balance  at  August 1,    1,150,000      $11,500     1,000,000       $10,000     $247,000    $1,423,973    $1,692,473
   1997                   ---------      -------     ---------       -------     --------    ----------    ----------

Issuance   of   common    1,500,000       15,500             -             -    7,731,777             -     7,747,277
   stock

Net income                        -            -             -             -            -       701,189       701,189
                            -------      -------       -------       -------      -------       -------       -------

Balance,  at July  31,    2,700,000       27,000     1,000,000        10,000    7,978,777     2,125,162    10,140,939
   1998                   ---------       ------     ---------        ------    ---------     ---------    ----------

Net loss                          -            -             -             -            -    (1,262,897)   (1,262,897)

Offering costs                    -            -             -             -       (5,239)            -        (5,239)
                            -------      -------       -------       -------      -------       -------       -------
Balance,  at July  31,    2,700,000      $27,000     1,000,000       $10,000   $7,973,538      $862,265    $8,872,803
   1999                   =========      =======     =========       =======   ==========      ========    ==========


See accompanying summary of accounting policies and notes to consolidated financial statements.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEARS ENDED JULY 31,
                                                                           ----------------------------
                                                                               1999             1998
                                                                           -----------      -----------
Cash flows from operating activities
   Net (loss) income                                                       $(1,262,897)     $   701,189
   Adjustments to reconcile net (loss) income to net
   cash provided by (used in) operating activities
   Depreciation expense                                                        188,795          139,551
   Deferred income taxes                                                      (349,900)         227,200
   Unrealized loss on foreign currency exchange                                  5,870            3,348
   Provision for inventory allowance                                           255,141           21,800
   Provision for doubtful accounts                                              33,570           83,100
   Write-off of accounts receivable                                             (5,624)         (66,500)
   (Increase) decrease in assets
       Accounts receivable                                                    (889,697)          18,227
       Inventory                                                              (766,428)        (667,131)
       Income taxes receivable                                                (435,609)               -
       Insurance settlement receivable                                               -          262,574
       Other current assets                                                   (530,547)         (81,755)
       Other assets                                                             22,934          (33,619)
   Increase (decrease) in liabilities
        Accounts payable                                                       579,800          149,401
        Accrued expenses                                                       660,222          223,777
        Income taxes payable                                                    53,139          (29,239)
                                                                           -----------      -----------
Net cash (used in) provided by operating activities                         (2,441,231)         951,923

Cash flows from investing activities
   Inventory purchased from Rosen                                           (4,000,000)               -
   Capital expenditures                                                       (656,445)        (446,566)
                                                                           -----------      -----------
Net cash used in investing activities                                       (4,656,445)        (446,566)
                                                                           -----------      -----------
Cash flows from financing activities
   Net borrowings (repayments) on line of credit                             1,938,448       (1,644,589)
   Payments on debt                                                           (265,531)        (231,185)
   Payments to related parties                                                       -         (903,180)
   Offering costs                                                               (5,239)               -
   Proceeds from initial public offering of stock                                    -        7,747,277
                                                                           -----------      -----------
Net cash provided by financing activities                                    1,667,678        4,968,323
                                                                           -----------      -----------
Net increase (decrease) in cash and cash equivalents                        (5,429,998)       5,473,680

Cash and cash equivalents, at beginning of period                            6,087,789          614,109
                                                                           -----------      -----------
Cash and cash equivalents, at end of period                                $   657,791      $ 6,087,789
                                                                           ===========      ===========

See accompanying summary of accounting policies and notes to consolidated financial statements

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION, ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Sherwood Brands, Inc. and its wholly-owned subsidiaries, Sherwood Brands, LLC, Sherwood Brands Overseas, Inc. ("Overseas") and Sherwood Brands of RI, Inc. (collectively, the "Company"). All material inter-company transactions and balances have been eliminated in consolidation.

Sherwood Brands, Inc. was incorporated in December 1982 in the state of North Carolina. Sherwood Brands, Inc. is engaged in the manufacture, marketing and distribution of a diverse line of candies, cookies and chocolates. The Company also manufactures jelly beans, lollipops, biscuits, soft and hard candies and assembles seasonal gift items including gift baskets. The Company believes that all of its operations are part of the confectionery industry and it currently reports as a single industry segment.

Sherwood Brands, Inc. is the owner of Sherwood Brands, LLC, a Maryland limited liability company. Sherwood Brands, LLC markets and distributes its own line of confectionery products in the United States.

Overseas (a wholly-owned subsidiary of Sherwood Brands, LLC) was incorporated in July 1993 in the Bahamas to market and distribute the Sherwood lines of confectionery products internationally.

Sherwood Brands of RI, Inc. was incorporated in September, 1998 in the state of Rhode Island. Sherwood Brands of RI, Inc. d/b/a E. Rosen Company is a manufacturer of hard candies, jelly beans and packer of gift items and baskets. On September 24, 1998 the Company completed the acquisition of certain assets of the E. Rosen Company - d/b/a School House Candy Co. ("Rosen"). Rosen was a Rhode Island manufacturer of hard candy, jelly beans and lollipops and assembled a variety of holiday gift items including gift baskets. Rosen sold its holiday gift items to such chains as Wal-Mart, Kmart and CVS, and had approximately $42 million in sales for its most recent fiscal year ended March 31, 1998. Rosen filed a receivership proceeding before the Rhode Island Superior Court on July 31, 1998. The Company paid $4.0 million in cash for the machinery and equipment, inventory and tradenames, trademarks and customer lists of Rosen. For financial accounting purposes, the entire purchase price of $4.0 million was allocated to the inventories of raw material, components and finished product.

CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers highly liquid investments with maturities at original date of acquisition of three months or less to be cash equivalents.

INVENTORY

Inventory consists of raw materials, packaging materials, components used in assembly, work-in-process and finished goods and is stated at the lower of cost or market. Cost is determined by the FIFO (first-in, first-out) method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the individual assets which range from five to twenty years for machinery and equipment to thirty years for the building.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company will be required to adopt SFAS 133 in fiscal year 2001 and believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          FOREIGN CURRENCY TRANSACTIONS

The Company purchases products from foreign manufacturers under terms that provide for the payment of goods in foreign currency approximately 60 to 90 days from the invoice date. The goods are recorded at cost in equivalent United States dollars at the exchange rate in effect on the invoice date. The difference between the recorded cost and the amount required for payment is reflected as a realized foreign currency transaction gain or loss. Based on exchange rates in effect at July 31, 1999 and 1998, a provision for unrealized foreign currency transaction loss of $5,870 and $3,347, respectively, on the future payment of open invoices is included in the financial statements as cost of goods sold.

As of July 31, 1999, the Company has contracted to purchase foreign currency during 1999 at contract values totaling $68,909. Each contract was entered into in order to fulfill specific purchase orders for finished goods.

2.          INVENTORY

Inventories consist of the following:

                                                                           JULY 31,
                                                             --------------------------------------
                                                                   1999                 1998
                                                             -----------------    -----------------
Raw materials and ingredients                                $      1,238,786     $        136,614
Components used in assembly                                           542,459              180,000
Packaging materials                                                 1,380,525              264,108
Work-in-process and finished product                                5,387,810            3,477,571
                                                             =================    =================
                                  Total                      $      8,549,580     $      4,058,293
                                                             =================    =================


3.          PROPERTY, PLANT  AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                                           JULY 31,
                                                             --------------------------------------
                                                                   1999                 1998
                                                             -----------------    -----------------
Land                                                        $          85,282     $         65,000
Buildings and improvements                                            852,622              635,000
Machinery and equipment                                             2,520,794            2,212,147
Furniture and computer equipment                                      104,119               74,482
Transportation equipment                                              145,339              139,564
                                                             -----------------    -----------------
                                                                    3,708,156            3,126,193
                 Accumulated depreciation                            (597,936)            (483,623)
                                                             =================    =================
  Total                                                      $      3,110,220     $      2,642,570
                                                             =================    =================

Depreciation expense for the years ended July 31, 1999 and 1998 was $188,795 and $139,551, respectively.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

4.          CREDIT FACILITY

The Company has a $7,500,000 line of credit available for advances to finance working capital and the issuance of letters of credit. Advances under the line of credit are based on a borrowing formula equal to 80% of eligible domestic accounts receivable plus the smaller of 70% of domestically-owned eligible inventory or a seasonal inventory cap. Borrowings on inventory are capped based upon the Company's seasonal requirements and are limited to $5 million for the period April 1 through November 1 and $3 million for the period November 2 through March 31. Advances under the line of credit are further reduced by the aggregate amount of outstanding letters of credit which may not exceed $2.5 million. Interest accrues on such advances at LIBOR plus 1.85% (the rate at July 31,1999 was 7.0437%) and is payable monthly. The loan agreement expires in November 2000. At July 31, 1999, the Company had borrowed $1,938,448 under the line of credit and had $1,196,695 in letters of credit outstanding. The line of credit is secured by the cash and cash equivalents, accounts receivable and inventories of the Company. During the years ended July 31, 1999 and 1998, the Company incurred and paid approximately $28,645 and $92,000 of interest expense on the line of credit, respectively.

The line of credit agreement contains various business and financial covenants, including, among other things, a minimum tangible net worth of $9,500,000 and a funds flow coverage in excess of 1.50. The Company was in violation of these two covenants at July 31, 1999. The bank has granted the Company a waiver of these two covenants for the periods ending July 31, 1999 and October 31, 1999. The Company believes that it will be in compliance with these two covenants subsequent to October 31, 1999.

Average short term borrowings and the related interest rates are as follows:

                                                                  JULY 31, 1999       JULY 31, 1998
                                                                -----------------    -----------------
Borrowings under revolving line of credit at year end           $       1,938,448    $              -
Weighted average interest rate                                              7.81%                 8.5%
Maximum month-end balance during period                         $       1,938,448    $       1,462,225
Average balance during the period                               $         761,957    $       1,239,151


5.          LETTERS OF CREDIT

The Company has available an irrevocable letter of credit of $935,000 with a bank, to be used for payments of principal portions of Virginia Revenue Bonds in the event the Company defaults on payment. The letter is collateralized by a first deed of trust and security interest in the Company's land, building and equipment. The letter of credit expires in 2006. The letter of credit agreement has a debt to worth and a debt coverage requirement as well as a limitation on dividends paid and on borrowings. The letter of credit agreement contains various business and financial covenants, including, among other things, a minimum debt coverage of 1.50 to 1.00. The Company was in violation of this covenant at July 31, 1999. The bank has granted the Company a waiver of this covenant for the year ended July 31, 1999. The Company believes that it will be in compliance with this covenant subsequent to July 31, 1999.

In addition, the Company has available another irrevocable letter of credit of $580,000 with a bank, to be used for payment of principal portions of Virginia Revenue Bonds in the event the Company defaults on payment. The letter is collateralized by a first deed of trust in the Company's commercial property as well as a lien on certain assets of the Company. This letter of credit expires in 2002.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

6.          LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                              JULY 31,
                                                                                --------------------------------------
                                                                                      1999                 1998
                                                                                -----------------    -----------------
Mecklenberg County, Virginia Variable Rate Demand Revenue
  Bonds issued on June 1, 1996; collateralized by an irrevocable
  Letter of credit (see Note 5); payable in varying annual amounts;
  To be redeemed in whole by June 1, 2006; interest at variable
  Market tax exempt rates (3.30% at July 31, 1999).                             $        790,000     $        860,000

Mecklenberg County, Virginia Revenue Bond issued on
  May 15, 1997; collateralized by an irrevocable letter of credit
  (see Note 5); payable in varying annual amounts; to be redeemed
  In whole by May 15, 2002; interest at variable market tax
  Exempt rates (3.30% at July 31, 1999).                                                 390,000              495,000
                                                                                -----------------    -----------------
                                                                                       1,180,000            1,355,000
Less current maturities                                                                 (205,000)            (175,000)
                                                                                -----------------    -----------------
Long-term portion                                                               $        975,000     $      1,180,000
                                                                                =================    =================

The scheduled maturities of long-term debt are as follows:

                                                                                      AMOUNT
                                                                                -----------------
Fiscal years ending July 31,
2000                                                                            $        205,000
2001                                                                                     210,000
2002                                                                                     215,000
2003                                                                                      90,000
2004                                                                                      40,000
Thereafter                                                                               420,000
                                                                                -----------------
                             Total                                              $      1,180,000
                                                                                =================

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

7.          SUBORDINATED DEBT

Subordinated debt consists of the following:

                                                                                              JULY 31,
                                                                                --------------------------------------
                                                                                      1999                 1998
                                                                                -----------------    -----------------
Mecklenberg County, Virginia Industrial Development Authority
  Note; collateralized by second deed of trust on land, building and
  Equipment; payable in monthly installments of $4,644, including
  Interest of 7%, with a final payment of $239,193 due in
  June, 2001.                                                                   $        304,872     $        340,589

Lake Country Development Corporation Note; collateralized by
  Second deed of trust on land, building and equipment; payable in monthly installments of $5,480, including interest of 5.25%
  Beginning on April 1, 1997 and payable in full on June 1, 2001.                        119,654              174,468
                                                                                -----------------    -----------------
                                                                                         424,526              515,057
Less current maturities                                                                  (96,444)             (90,941)
                                                                                -----------------    -----------------
Long-term portion                                                               $        328,082     $        424,116
                                                                                =================    =================

The scheduled maturities of subordinated debt are as follows:
                                                                                     AMOUNT
                                                                                -----------------
Fiscal years ending July 31,
2000                                                                            $         96,444
2001                                                                                     328,082
                                                                                -----------------
                             Total                                              $        424,526
                                                                                =================

8.          STOCK TRANSACTIONS

In November 1997, the Company adopted the 1998 Stock Option Plan (the "Plan"). Under the Plan, the Company may grant qualified and nonqualified stock options to selected employees, consultants and directors. The Company has reserved 350,000 shares of common stock for issuance under the Plan.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

The following summary represents the activity under the Plan:

                                                                YEARS ENDED JULY 31,
                                          -----------------------------------------------------------------
                                                       1999                             1998
                                          -------------------------------  --------------------------------
                                                              AVERAGE                          AVERAGE
                                                             EXERCISE                          EXERCISE
                                             SHARES            PRICE           SHARES           PRICE
                                          --------------   --------------  ---------------  ---------------
Under option, beginning of year                 143,750        $5.95               -             -
Granted                                          10,000        $5.95              143,750       $5.95
Exercised                                        -                                 -
Cancelled                                        -                                 -
                                          --------------                   ---------------
Under option, end of year                       153,750        $5.95              143,750       $5.95
                                          ==============                   ===============
Exercisable at end of year                       47,917         -                  -             -
                                          ==============                   ===============


The options under the Plan expire at various dates through June 19, 2008.

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

If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated in the following table:

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

                                                                       YEARS ENDED JULY 31,
                                                    -----------------------------------------------------------------
                                                                 1999                             1998
                                                    -------------------------------  --------------------------------
                                                         AS               PRO              AS              PRO
                                                      REPORTED           FORMA          REPORTED          FORMA
                                                    --------------   --------------  ---------------  ---------------
Net (loss) income                                   $  (1,262,897)   $  (1,345,484)  $      701,189   $      673,660
Basic and diluted (loss) earnings per share         $       (0.34)   $       (0.36)  $         0.28   $         0.27


9.          INCOME TAXES

The provision for income taxes in the statement of operations for the years ended July 31, 1999 and 1998 is as follows:

                                                                            JULY 31,
                                                              --------------------------------------
                                                                    1999                 1998
                                                              -----------------    -----------------
    Current tax provision (benefit):
        Federal                                               $       (151,800)    $         73,100
        State                                                          (33,200)              16,100
        IRS Examination                                                214,400                    -
                                                              -----------------    -----------------
                                       Total current                    30,200               89,200

    Deferred tax                                                      (349,900)             227,200
                                                              -----------------    -----------------
                Total taxes on income                         $       (319,700)    $        316,400
                                                              =================    =================

         During the current year, the IRS examined the tax returns for Sherwood Brands, Inc. and Sherwood Brands Overseas, Inc. for tax years ended July 31, 1995 to July 31,1997. As a result of the tax examination, the IRS contends that the Company's borrowing agreement contained an indirect guarantee by Overseas of the borrowings of the parent and therefore the parent must include as income the earnings of Overseas. The IRS assessed taxes due of $214,400. The Company does not agree with the IRS position and is currently considering what actions it will take in the future to argue the case.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

The following summary reconciles taxes at the federal statutory rate with actual taxes:

                                                                                      JULY 31,
                                                                      --------------------------------------
                                                                            1999                  1998
                                                                      -----------------    -----------------
Income taxes at the statutory rate                                    $       (538,000)    $        346,000
Increase (decrease) in taxes resulting from:
   Effect of untaxed income from foreign subsidiary                             40,000              (94,000)
   IRS Examination                                                             214,400                    -
   State and local taxes, net of federal income tax benefit                    (79,000)              66,000
   Other                                                                        42,900               (1,600)
                                                                      -----------------    -----------------
            Total (benefit) provision for taxes                       $       (319,700)    $        316,400
                                                                      =================    =================


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The principal items giving rise to the Company's net deferred tax assets and liabilities are as follows:

                                                                                    JULY 31,
                                                                      --------------------------------------
                                                                          1999                   1998
                                                                      --------------       -----------------
Deferred tax assets
   Net operating loss carryforwards                                   $     244,500        $          -
   Purchase price allocation of fixed assets                                284,600                  22,400
   Officers salary payable                                                    9,000                   -
   Allowance for doubtful accounts                                           45,200                  14,000
   Inventory obsolescence reserve                                           103,300                  14,000
   Other                                                                     17,600                   -
   Bonus accrual                                                              -                      17,900
   Unrealized loss on foreign exchange contracts                              4,000                   1,200
                                                                      --------------       -----------------
           Total deferred tax assets                                        708,200                  69,500
                                                                      --------------       -----------------
Deferred tax liabilities
    Accumulated depreciation                                               (241,800)               (115,100)
    Purchase price allocation of inventory                                 (201,900)                  -
    Accounts receivable service costs                                       (79,700)               (119,500)
                                                                      --------------       -----------------
           Total deferred tax liabilities                                  (523,400)               (234,600)
                                                                      --------------       -----------------
Net deferred tax asset (liability)                                    $     184,800        $       (165,100)
                                                                      ==============       =================
Net current deferred tax asset                                        $     141,800        $         29,700
                                                                      ==============       =================
Net long-term deferred tax asset (liability)                          $      43,000        $       (194,800)
                                                                      ==============       =================


                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

At July 31, 1999 the Company has net operating loss carryforwards for federal income tax purposes of approximately $700,000 which are available to offset future taxable income. The net operating loss carryforwards expire in 2019.

10.         COMMITMENTS

The Company leases office space in Maryland, and office, warehouse and manufacturing facilities in Rhode Island. Rental expense under these leases aggregated approximately $309,611 and $41,692 for the years ended July 31, 1999 and 1998 respectively. The lease for office space in Rockville, MD is subject to annual increases based upon both certain allocated operating costs and increases in the Consumer Price Index. Future minimum rental commitments under operating leases as of July 31, 1999 are summarized in the following table:

               YEARS ENDED JULY 31,                                       AMOUNT
               --------------------                                       ------
                     2000                                             $   99,492
                     2001                                                102,477
                     2002                                                105,553
                     2003                                                108,718
                     2004                                                111,970
                     Thereafter                                          505,430
                                                                      ----------
                     Total                                            $1,033,640
                                                                      ==========

The Company is currently negotiating a renewal lease on its properties in Rhode Island.

The Company has entered into employment agreements with the Chief Executive Officer, Executive Vice President Finance and Secretary and the Executive Vice President - Marketing and Product Development and Treasurer. The agreements expire on July 31, 2001. The agreements provide for annual base salaries of $225,000, $135,000 and $194,000, respectively. The base salary shall be increased each year by at least 5% and may be reviewed for merit increases by the Compensation Committee of the Board of Directors. In addition, such employment agreements entitle the executives to a portion of a bonus pool as determined by the Board of Directors equal to the sum of (i) the first $150,000 in excess of $1 million of Company pre tax net income (this item (i) is applicable solely for fiscal 1998) and (ii) 15% of Company pre tax net income in excess of certain incremental earnings targets. If any of these executives is terminated without cause or upon a change in control of the Company, each is entitled to continue to receive his or her annual base salary for a period of three years, any accrued incentive compensation through the date of termination and certain other benefits. Each of the above listed executives is prohibited from competing with the Company for the duration of his or her respective employment agreement, and if terminated or upon voluntary resignation, for one year thereafter.

The Company is currently finalizing negotiations on an employment agreement with a new salesperson that will include a base annual salary of $115,000 plus performance-based commissions and non-compete language.

11.         EMPLOYEE BENEFIT PLANS

Effective January 1, 1987, the Company established a Profit-Sharing Plan and a Money Purchase Pension Plan covering all full-time employees meeting the minimum age and service requirements.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

Effective August 1, 1997, the Company amended its Money Purchase Pension Plan to a 401(k) and Profit Sharing Plan ("401(k) Plan"). The Money Purchase Pension Plan was terminated and the assets were merged with the 401(k) Plan. All participants in the Money Purchase Pension Plan were fully vested in the 401(k) Plan as of August 1, 1997. Contributions to the 401 (k) Profit Sharing Plan amounted to $30,787 for the year ended July 31, 1998. There were no contributions in 1999.

12.         SUPPLEMENTAL CASH FLOWS DISCLOSURE

Cash paid for interest amounted to $153,832 and $222,947 for the years ended July 31, 1999 and 1998, respectively.

Cash paid for income taxes amounted to $328,015 and $214,757 for the years ended July 31, 1999 and 1998, respectively.

13.         CONCENTRATION OF CREDIT RISK AND EXPORT SALES

The Company currently purchases most of its contract manufactured products from third-party sources located in Argentina, Austria, Belgium and Holland. The Company has a variety of customers, including mass merchandisers, drug stores and grocery stores throughout the United States and abroad. For the year ended July 31, 1999 a single customer accounted for approximately 12% of the Company's net sales. For the year ended July 31, 1998 a different customer accounted for approximately 9% of the Company's total sales.

Export sales for the years ended July 31, 1999 and 1998, were approximately $1,120,000 and $1,647,000 respectively. The majority of export sales are made to Canada.

14.         PRE-PRODUCTION COSTS

During the years ended July 31, 1999 and 1998, The Company incurred certain costs relating to the development of its production facilities for its Demitasse(R) and candy product lines in Chase City, VA. Pre-production costs for the years ended July 31, 1999 and 1998 were $213,112 and $115,095, respectively. These costs consist of parts and supplies, assembly salaries, sub-contract labor, and direct labor.

15.         ADVERTISING COSTS

Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were $698,498 and $697,734 for the years ended July 31, 1999 and 1998, respectively.

16.         FOURTH QUARTER ADJUSTMENT

During the fourth quarter of 1999, the Company recorded an adjustment to increase its inventory reserve against inventory purchased from Rosen by $180,000.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE BEGINNING    CHARGED TO COSTS                        BALANCE AT END
             DESCRIPTION                    OF PERIOD          AND EXPENSES         DEDUCTION          OF PERIOD
----------------------------------      -----------------   -----------------   ----------------   ----------------
Year ended July 31, 1998
   Allowance for doubtful accounts      $         23,400    $         83,100    $        (66,500)  $         40,000

Reserve for slow moving inventory       $         18,200    $         21,800    $             -    $         40,000

Year ended July 31, 1999
   Allowance for doubtful accounts      $         40,000    $         33,570    $         (5,624)  $         67,946

Reserve for slow moving inventory       $         40,000    $        255,141    $             -    $        295,141


                                  EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------

 21.1                   Subsidiaries of the Registrant

 27.1                   Financial Data Schedule