Form 10KSB40/A
period 1999-07-31
SHERWOOD BRANDS INC
filed 1999-11-05
CIK 1053178

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------


                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1
                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


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


                  SIGNATURES                                  TITLE(S)                              DATE
--------------------------------------------     --------------------------------------      ----------------
/s/  Uziel Frydman                               President, Chief Executive Officer and      November 4, 1999
--------------------------------------------     Director
Uziel Frydman                                    (principal executive officer)

/s/ Anat Schwartz                                Executive Vice President -- Finance and     November 4, 1999
--------------------------------------------     Secretary
Anat Schwartz                                    (principal accounting officer)

/s/ Amir Frydman                                 Executive Vice President, Treasurer and     November 4, 1999
--------------------------------------------     Director
Amir Frydman

/s/ Douglas A. Cummins                           Director                                    November 4, 1999
--------------------------------------------
Douglas A. Cummins

/s/ Jean Clary                                   Director                                    November 4, 1999
--------------------------------------------
Jean Clary

/s/ Jason T. Adelman                             Director                                    November 4, 1999
--------------------------------------------
Jason T. Adelman


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

2.          INVENTORY

Inventories consist of the following:


                                                                           JULY 31,
                                                             --------------------------------------
                                                                   1999                 1998
                                                             -----------------    -----------------
Raw materials and ingredients                                $      1,238,786     $        136,614
Components used in assembly                                           542,459              180,000
Packaging materials                                                 1,380,525              264,108
Work-in-process and finished product                                5,407,810            3,477,571
                                                             =================    =================
                                  Total                      $      8,569,580     $      4,058,293
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