Form 10QSB
period 1999-10-31
SHERWOOD BRANDS INC
filed 1999-12-15
CIK 1053178

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

    For the quarterly period ended: 10/31/99 Commission file number: 1-14091

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

As of December 15, 1999 there were 2,700,000 shares of Class A Common stock and 1,000,000 shares of Class B Common Stock, par value $0.01 per share, of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [ ]    No [X]

SHERWOOD BRANDS, INC.

INDEX

PART I    FINANCIAL INFORMATION

         Item 1.   FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - October 31, 1999 (unaudited) and July 31, 1999

                  Consolidated Statements of Operations - Three months ended October 31, 1999 and 1998 (unaudited)

                  Consolidated Statements of Cash Flows - Three months ended October 31, 1999 and 1998 (unaudited)

                  Notes to Consolidated Financial Statements

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II   OTHER INFORMATION

         Item 1.   Legal Proceedings

         Item 6.   Exhibits and Reports on form 8-K
                    (a) Exhibit 27.    Financial Data Schedule
                    (b) The Company did not file any reports on Form 8K during the quarter ended October 31, 1999.

SIGNATURES

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


UNAUDITED                                                   OCTOBER 31, 1999  JULY 31, 1999
                                                            -------------------------------
                                                              (UNAUDITED)      (AUDITED)
                                                              -----------     -----------
                                    ASSETS
Current assets
   Cash and cash equivalents                                  $ 1,081,137     $   657,791
   Accounts receivable, less allowance of $121,307 and
   $ 40,000                                                     8,674,890       2,928,874
   Inventory                                                    9,414,218       8,569,580
   Income taxes receivable                                                        435,609
   Other current assets                                           570,701         658,364
   Deferred taxes on income                                            --         141,800
                                                              -----------     -----------
Total current Assets                                           19,740,946      13,392,018

Deferred taxes on income                                           42,800          43,000

Net property and equipment                                      3,165,665       3,110,220

Other assets                                                       30,132          30,132
                                                              -----------     -----------
TOTAL ASSETS                                                  $22,979,543     $16,575,370
                                                              ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Line of credit                                             $ 4,999,583     $ 1,938,448
   Current portion of long-term debt                              205,000         205,000
   Current portion of subordinated debt                            72,796          96,444
   Accounts payable                                             5,158,306       2,863,182
   Accrued expenses                                               826,366       1,082,011
   Deferred taxes on income                                       102,533              --
   Income taxes payable                                           235,307         214,400
                                                              -----------     -----------
Total current liabilities                                      11,599,891       6,399,485

Long-term debt                                                    975,000         975,000
Subordinated debt                                                 324,860         328,082
                                                              -----------     -----------
TOTAL LIABILITIES                                              12,899,751       7,702,567
                                                              -----------     -----------
Stockholders' equity
    Preferred stock, $.01 par value, 5,000,000 shares
       authorized; no shares issued or outstanding                     --              --
    Common stock, Class A, $.01 par value, 30,000,000
       shares authorized, 2,700,000 and 1,150,000 shares
       issued and outstanding                                      27,000          27,000
    Common stock, Class B, $.01 par value, 5,000,000 shares
      authorized, 1,000,000 shares issued and outstanding          10,000          10,000
Additional paid-in-capital                                      7,973,538       7,973,538
Retained earnings                                               2,069,254         862,265
                                                              -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                     10,079,792       8,872,803

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $22,979,543     $16,575,370
                                                              ===========     ===========

See accompanying summary of acconting policies and notes to consolidated financial statements

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED                                        THREE MONTHS ENDED OCTOBER 31,
                                                 ------------------------------
                                                    1999              1998
                                                 ------------      ------------
Net sales                                        $ 12,865,846      $  6,239,923

Cost of sales                                       8,896,417         4,179,389
                                                 ------------      ------------
Gross profit                                        3,969,429         2,060,534
                                                 ------------      ------------
Selling, general and administrative expenses        1,685,425         1,015,399
Pre-production costs                                       --           213,112
Salaries and related expenses                         763,765           481,291
                                                 ------------      ------------
Total operating expenses                            2,449,190         1,709,802
                                                 ------------      ------------
Income from operations                              1,520,239           350,732
                                                 ------------      ------------
Other income (expense)
   Interest income                                      7,071            56,184
   Interest expense                                   (62,711)          (16,011)
   Other income (expense)                             441,092           (18,401)
                                                 ------------      ------------
Total other income (expense)                          385,452            21,772
                                                 ------------      ------------
Income before provision for taxes on income         1,905,691           372,504
Provision for taxes on income                         698,702           119,201
                                                 ------------      ------------
Net income                                       $  1,206,989      $    253,303
                                                 ------------      ------------
Basic and diluted earnings per share             $       0.33      $       0.07
                                                 ------------      ------------
Weighted average common shares outstanding          3,700,000         3,700,000
                                                 ============      ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


UNAUDITED                                                        THREE MONTHS ENDED
                                                           ----------------------------
                                                           OCTOBER 31,      OCTOBER 31,
                                                              1999              1998
                                                           -----------      -----------
Cash flows from operating activities
   Net income                                              $ 1,206,989      $   253,303
   Adjustments to reconcile net income to net
   cash provided by (used in) operating activities
   Depreciation expense                                         59,084           39,400
   Deferred income taxes                                       244,533               --
   Unrealized loss (gain) on foreign currency exchange          (3,811)          19,864
   Provision for doubtful accounts                              81,307           21,000
   Write-off of accounts receivable                                              13,652
   (Increase) decrease in assets
       Accounts receivable                                  (5,827,323)      (1,622,145)
       Inventory                                              (844,638)        (414,754)
       Other current assets                                    523,270         (168,247)
       Other assets                                                 --           (7,940)
   Increase (decrease) in liabilities
       Accounts payable                                      2,298,935         (284,333)
       Accrued expenses                                       (255,646)         431,497
       Income taxes payable                                     20,908           70,451
                                                           -----------      -----------
Net cash provided by (used in) operating activities         (2,496,392)      (1,648,252)

Cash flows from investing activities
    Inventory purchased from Rosen                                           (4,000,000)
    Capital expenditures                                      (114,529)        (260,373)
                                                           -----------      -----------
Net cash used in investing activities                         (114,529)      (4,260,373)
                                                           -----------      -----------
Cash flows from financing activities
   Net borrowings on line of credit                          3,061,135        1,638,000
   Payments on debt                                            (26,868)         (22,240)
                                                           -----------      -----------
Net cash provided by financing activities                    3,034,267        1,615,760
                                                           -----------      -----------
Net increase (decrease) in cash and cash equivilents           423,346       (4,292,865)

Cash and cash equivilents, at beginning of period              657,791        6,087,789
                                                           -----------      -----------
Cash and cash equivilents, at end of period                $ 1,081,137      $ 1,794,924
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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report and Form 10-KSB dated October 29, 1999.

2.       ORGANIZATION AND DESCRIPTION OF BUSINESS

Sherwood Brands, Inc. (formerly Sherwood Foods, Inc.) was incorporated in December 1982 in the state of North Carolina. Sherwood Brands, Inc. manufactures its own lines of confectionery products and demitasse \ registered trademark\ biscuits.

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

Sherwood Brands of RI Inc. was incorporated in September 1998 in the state of Rhode Island. Sherwood Brands of RI Inc. d/b/a E. Rosen Company is a manufacturer of hard candies, jellybeans and packer of gift items and baskets.

3.       INTERIM FINANCIAL INFORMATION

The financial information as of October 31, 1999 and for the three months ended October 31, 1998 and 1999 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

4.       INVENTORY

Inventory consists of raw materials, packaging materials, components used in assembly, work- in- process and finished goods and is stated at the lower of cost or market. Cost is determined by the FIFO (first-in, first-out) method.

Inventory consists of the following:
                                             OCTOBER 31       JULY 31
                                                1999           1999
                                             ----------     ----------
                                             (UNAUDITED)    (AUDITED)
                                             ----------     ----------
          Raw materials and ingredients      $  863,317     $1,238,786

          Components used in assembly         1,079,854        542,459

          Packaging materials                 1,050,500      1,380,525

          Work-in-process and
            Finished product                  6,420,547      5,407,810
                                             ----------     ----------

                                             $9,414,218     $8,569,580
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

6.       INCOME TAXES

The income tax rate utilized on an interim basis is based on the Company's estimate of the effective income tax rate for the fiscal year ending July 31, 2000 which approximates 37%.

7.       STOCKHOLDER'S EQUITY

On August 2,1999 the Company granted options to buy 15,000 shares to its three outside directors and 133,500 shares to its executive and management team. The options granted were under the 1998 Stock Option Plan. The options have an exercise price of $3.00 and expire July 30, 2009.

8.       LEGAL SETTLEMENT

On October 6, 1999 the Company settled a trademark infringement suit which it had initiated. The settlement resulted in a one-time cash payment to the Company in the amount of $350,000.

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

Results of Operations

THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998

Net sales for the three months ended October 31, 1999 and 1998 were $12,865,846 and $6,239,923 respectively. Net sales doubled primarily due to higher sales of gift baskets, gift items and candies. Gross profit for the first quarter increased to $3,969,429 from $2,060,534 but declined as a percentage of sales to 31% from 33%. The increase in costs was attributable to higher costs of production due to yet unrealized production efficiencies in the beginning of the quarter offset by lower cost of products manufactured by European factories due to the strengthening of the U.S. dollar.

Selling, general and administrative expenses increased to $1,685,425 from $1,015,399 but decreased as a percent of sales to 13% from 16% of sales, largely due to the additional selling, general and administrative expenses associated with the new operation in Rhode Island.

Salaries and related expenses increased to $763,765 from $481,291 but decreased as a percent of sales to 6% from 8% of sales in the prior comparable quarter due to the addition of new management employees at both the Maryland and Rhode Island operations as well as higher management salaries. New management includes, among others, new sales managers, operations, accounting and MIS personnel hired to develop and support current and future marketing and operational needs of the Company.

As a result, operating expenses increased to $2,449,190 from $1,709,802 but decreased as a percent of sales to 19% from 27% of sales. The Company believes that it has put into place the infrastructure including new management in the areas of marketing, sales and operations to support its newly expanded and growing product lines and customer base.

Income from operations for the three months ended October 31, 1999 was $1,520,239 compared to income of $350,732 for the prior comparable quarter.

Interest income decreased to $7,071 from $56,184. During the prior comparable quarter interest income was generated from the proceeds of the initial public offering. The proceeds were utilized for the purchase of E. Rosen assets on September 24,1998 as well as working capital. Interest expenses increased to $62,711 from $16,011 due to working capital requirements to support higher sales. Other income increased to $441,092 from expense of $18,401 due to the payment of a $350,000 settlement arising out of a trademark infringement suit the company initiated.

The effective income tax rate for the current quarter was 37%. The income tax rate utilized for the current quarter is based on the Company's estimate of the effective tax rate for the fiscal year ending July 31, 2000 which approximates 37%.

As a result of the foregoing the Company earned net income of $1,206,989 for the three months ended October 31, 1999 compared to net income of $253,303 for the prior comparable quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements have been to fund the purchase, manufacture and commercialization of its products. The Company finances its operation and manufacturing with cash flow from operations and bank financing. The Company's working capital at October 31, 1999 and July 31, 1999 was $8,141,055 and $6,992,533 respectively.

Net cash used in operating activities for the nine months ended October 31, 1999 and 1998, respectively was $2,496,392 and $1,648,252. The increase in cash used by operating activities was due to increases in the Company's inventory and accounts receivable accounts which were caused by the additional sales activity.

Net cash used in investing activities decreased to $114,529 from $4,260,373, primarily due to the prior period acquisition of E. Rosen inventory and equipment purchases for the Company's candy line in Chase City .

Net cash provided by financing activities increased to $3,034,267 from $1,615,760 primarily due to additional borrowings on the Company's line of credit to finance working capital needs.

Principal payments for the Company's long-term debt for the twelve months ending October 31, 2000 are $277,796. The Company believes that cash provided by operations will be sufficient to finance its operations and fund debt service requirements.

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

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

On October 6,1999 the Company settled a trademark infringement suit which it had initiated. The settlement resulted in a one-time cash payment to the Company in the amount of $350,000.

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

                                    SHERWOOD BRANDS, INC.

Date:    December 15, 1999          /s/ Uziel Frydman
                                        President and Chief Executive Officer

Date:    December 15, 1999          /s/ Anat Schwartz
                                        Executive Vice President - Finance and
                                        Secretary

                                 EXHIBIT INDEX

EXHIBIT          EXHIBIT DESCRIPTION
-------          -------------------
  27             Financial Data Schedule