Form 10QSB
period 2000-01-31
SHERWOOD BRANDS INC
filed 2000-03-15
CIK 1053178

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarterly period ended: 01/31/00         Commission file number: 1-14091


                              SHERWOOD BRANDS, INC.
             (Exact name of Registrant as specified in its charter)


        North Carolina                                            56-1349259
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


               1803 Research Blvd. Suite 201, Rockville, MD 20850
                    (Address of principal executive offices)

Registrant's telephone number, including area code: 301-309-6161

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

As of March 15, 2000 there were 2,700,000 shares of Class A Common stock and 1,000,000 shares of Class B Common Stock, par value $0.01 per share, of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

SHERWOOD BRANDS, INC.
INDEX

PART I   FINANCIAL INFORMATION

         Item 1.   FINANCIAL STATEMENTS

                   Consolidated Balance Sheets -
                   January 31, 2000(unaudited) and July 31, 1999

                   Consolidated Statements of Operations -
                   Three months and six months ended January 31, 2000 and 1999 (unaudited)

                   Consolidated Statements of Cash Flows -
                   Six months ended January 31, 2000 and 1999 (unaudited)

                   Notes to Consolidated Financial Statements

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II  OTHER INFORMATION

         Item 1.   Legal Proceedings

         Item 4.   Submission of Matters to a Vote of Security Holders

         Item 6.   Exhibits and Reports on form 8-K



SIGNATURES

                SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

UNAUDITED                                                       JANUARY 31, 2000       JULY 31, 1999
                                                                ----------------       -------------
                                                                  (UNAUDITED)           (AUDITED)
                                 ASSETS
Current assets
   Cash and cash equivalents                                     $ 1,213,636            $   657,791
   Accounts receivable, less allowance of $120,101
     and $40,000                                                   5,581,343              2,928,874
   Inventory                                                      13,824,189              8,569,580
   Income taxes receivable                                                                  435,609
   Other current assets                                              708,123                658,364
   Deferred taxes on income                                               --                141,800
                                                                 -----------            -----------
Total current assets                                              21,327,291             13,392,018

Deferred taxes on income                                              43,000                 43,000

Net property and equipment                                         3,154,010              3,110,220

Other assets                                                          30,133                 30,132
                                                                 -----------            -----------

TOTAL ASSETS                                                     $24,554,434            $16,575,370
                                                                 ===========            ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Line of credit                                                $ 7,285,922            $ 1,938,448
   Current portion of long-term debt                                 205,000                205,000
   Current portion of subordinated debt                               48,799                 96,444
   Accounts payable                                                4,204,265              2,863,182
   Accrued expenses                                                1,241,400              1,082,011
   Deferred taxes on income                                          102,700                     --
   Income taxes payable                                              214,400                214,400
                                                                 -----------            -----------

Total current liabilities                                         13,302,486              6,399,485

Long-term debt                                                       975,000                975,000
Subordinated debt                                                    324,860                328,082
                                                                 -----------            -----------

TOTAL LIABILITIES                                                 14,602,346              7,702,567
                                                                 -----------            -----------

Stockholders' equity
    Preferred stock, $.01 par value, 5,000,000 shares
      authorized; no shares issued or outstanding                         --                     --
    Common stock, Class A, $.01 par value, 30,000,000
      shares authorized, 2,700,000 and 1,150,000 shares
      issued and outstanding                                          27,000                 27,000
    Common stock, Class B, $.01 par value, 5,000,000 shares
      authorized, 1,000,000 shares issued and outstanding             10,000                 10,000
Additional paid-in-capital                                         7,973,538              7,973,538
Retained earnings                                                  1,941,550                862,265
                                                                 -----------            -----------

TOTAL STOCKHOLDERS' EQUITY                                         9,952,088              8,872,803

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $24,554,434            $16,575,370
                                                                 ===========            ===========

See accompanying summary of acconting policies and notes to consolidated financial statements

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED                                      THREE MONTHS ENDED JANUARY 31,       SIX MONTHS ENDED JANUARY 31,
                                               ------------------------------      -----------------------------
                                                   2000              1999             2000               1999
                                                -----------       ----------       -----------       -----------
Net sales                                       $10,161,858       $8,994,213       $23,027,704       $15,234,136
Cost of sales                                     7,342,142        6,121,340        16,238,559        10,300,729
                                                -----------       ----------       -----------       -----------
Gross profit                                      2,819,716        2,872,873         6,789,145         4,933,407
                                                -----------       ----------       -----------       -----------
Selling, general and administrative expenses      2,112,393        1,298,003         3,797,818         2,313,402
Pre-production costs                                     --               --                --           213,112
Salaries and related expenses                       922,547          783,046         1,686,312         1,264,337
                                                -----------       ----------       -----------       -----------
Total operating expenses                          3,034,940        2,081,049         5,484,130         3,790,851
                                                -----------       ----------       -----------       -----------
(Loss) income from operations                      (215,224)         791,824         1,305,015         1,142,556
                                                -----------       ----------       -----------       -----------
Other income (expense)
   Interest income                                    5,253           11,830            12,324            68,014
   Interest expense                                (112,504)         (46,678)         (175,215)          (62,689)
   Other income (expense)                            84,386          (20,467)          525,478           (38,868)
                                                -----------       ----------       -----------       -----------
Total other income (expense)                        (22,865)         (55,315)          362,587           (33,543)
                                                -----------       ----------       -----------       -----------
(Loss) income before (benefit) provision
  for taxes on income                              (238,089)         736,509         1,667,602         1,109,013
(Benefit) provision for taxes on income            (110,384)         257,863           588,318           377,064
                                                -----------       ----------       -----------       -----------
Net (loss) income                               $  (127,705)      $  478,646       $ 1,079,284       $   731,949
                                                -----------       ----------       -----------       -----------
Basic and diluted (loss) earnings per share     $     (0.03)      $     0.13       $      0.29       $      0.20
                                                -----------       ----------       -----------       -----------
Weighted average common shares outstanding        3,700,000        3,700,000         3,700,000         3,700,000
                                                ===========       ==========       ===========       ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED                                                        SIX MONTHS ENDED
                                                           ----------------------------
                                                           JANUARY 31,      JANUARY 31,
                                                              2000             1999
                                                           -----------      -----------
Cash flows from operating activities
   Net income                                              $ 1,079,284      $   731,949
   Adjustments to reconcile net income to net
   cash used in operating activities
   Depreciation expense                                        120,968           87,500
   Deferred income taxes                                       244,533               --
   Unrealized loss (gain) on foreign currency exchange              --          (10,485)
   Provision for doubtful accounts                              91,712           52,973
   Write-off of accounts receivable                              2,413           16,600
   (Increase) decrease in assets
       Accounts receivable                                  (2,746,594)      (2,295,888)
       Inventory                                            (5,254,609)      (3,464,185)
       Other current assets                                    385,818         (398,784)
       Other assets                                                 --           22,161
   Increase (decrease) in liabilities
       Accounts payable                                      1,341,083         (236,243)
       Accrued expenses                                        159,388          322,099
       Income taxes payable                                         --          252,064
                                                           -----------      -----------

Net cash used in operating activities                       (4,576,004)      (4,920,239)

Cash flows from investing activities
   Inventory purchased from Rosen                                                    --
   Capital expenditures                                       (164,758)        (420,199)
                                                           -----------      -----------

Net cash used in investing activities                         (164,758)        (420,199)
                                                           -----------      -----------

Cash flows from financing activities
   Net borrowings on line of credit                          5,347,474          153,583
   Payments on debt                                            (50,867)         (49,632)
                                                           -----------      -----------

Net cash provided by financing activities                    5,296,607          103,951
                                                           -----------      -----------

Net increase (decrease) in cash and cash equivalents           555,845       (5,236,487)

Cash and cash equivalents, at beginning of period              657,791        6,087,789
                                                           -----------      -----------

Cash and cash equivalents, at end of period                $ 1,213,636      $   851,302
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

Sherwood Brands of RI Inc. was incorporated in September 1998 in the state of Rhode Island. Sherwood Brands of RI Inc. is a manufacturer of hard candies and jellybeans and a packer of gift items and baskets.

3.       INTERIM FINANCIAL INFORMATION

The financial information as of January 31, 2000 and for the three months and six months ended January 31, 2000 and 1999 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

4.       INVENTORY

Inventory consists of raw materials, packaging materials, components used in assembly, work- in- process and finished goods and is stated at the lower of cost or market. Cost is determined by the FIFO (first-in, first-out) method.

Inventory consists of the following:

                                              JANUARY 31            JULY 31
                                             -----------          ----------
                                                2000                 1999
                                             -----------          ----------
                                             (UNAUDITED)          (AUDITED)

Raw materials and ingredients                $   510,687          $1,238,786
Components used in assembly                    2,174,956             542,459
Packaging materials                            1,758,633           1,380,525
Work-in-process and
  Finished product                             9,379,913           5,407,810
                                             -----------          ----------
                                              13,824,189          $8,569,580
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

6.       INCOME TAXES

The income tax rate utilized on an interim basis is based on the Company's estimate of the effective income tax rate for the fiscal year ending July 31, 2000, which approximates 35%.

7.       STOCKHOLDERS' EQUITY

On August 2,1999, the Company granted options to buy an aggregate of 15,000 shares of Class A common stock to its three outside directors and 133,500 shares to its executive and management team. The options granted were under the 1998 Stock Option Plan. The options have an exercise price of $3.00 and expire July 30, 2009.

8.       LEGAL SETTLEMENT

On October 6, 1999, the Company settled a trademark infringement suit which it had initiated. The settlement resulted in a one-time cash payment to the Company in the amount of $350,000.

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

Results of Operations

THREE MONTHS ENDED JANUARY 31, 2000 AND 1999

Net sales for the three months ended January 31, 2000 and 1999 were $10,161,858 and $8,994,213 respectively. Net sales increased 13% primarily due to higher sales of gift baskets, gift items and candies as we integrated the E. Rosen line of products.

Gross profit for the second quarter decreased to $2,819,716 from $2,872,873 and declined as a percentage of sales to 28% from 32%. The decrease in gross profit was primarily attributable to higher costs of production due to high labor costs associated with a labor shortage in the Company's area, which created high levels of overtime and required us to hire temporary employees. The Company is taking action to ameliorate the labor supply problem including adjusting production scheduling to minimize labor requirements but anticipates that the labor shortage will continue into the third fiscal quarter. In addition, the gross profit margin was affected by the lower margins associated with jellybean sales which accounted for 15% of the total sales for the quarter.

Selling, general and administrative expenses increased to $2,112,393 from $1,298,003 and increased as a percentage of sales to 21% from 14% of sales, largely due to increased freight costs and the additional selling, general and administrative expenses associated with the new operation in Rhode Island.

Salaries and related expenses increased to $922,547 from $783,046 and increased as a percentage of sales to 9% from 8.7% of sales in the prior comparable quarter due to higher management salaries.

As a result, operating expenses increased to $3,034,940 from $2,081,049 and increased as a percentage of sales to 30% from 23% of sales.

Loss from operations for the three months ended January 31, 2000 was $215,224 compared to income of $791,824 for the prior comparable quarter.

Interest income decreased to $5,253 from $11,830. Interest expenses increased to $112,504 from $46,678 due to increased borrowing under our line of credit for working capital requirements to support higher sales. Other income increased to $84,386 from expense of $20,467 due to the collection of an insurance claim and other non-material non-operating income.

The effective income tax rate for the current quarter was 35%. The income tax rate utilized for the current quarter is based on the Company's estimate of the effective tax rate for the fiscal year ending July 31, 2000 which approximates 35%.

As a result of the foregoing, the Company incurred a net loss of $127,705 for the three months ended January 31, 2000 compared to net income of $478,646 for the prior comparable quarter.

SIX MONTHS ENDED JANUARY 31, 2000 AND 1999

Net sales for the six months ended January 31, 2000 and 1999 were $23,027,704 and $15,234,136 respectively. Net sales increased 51% primarily due to higher sales of gift baskets, gift items and candies as we integrated the E. Rosen line of products.

Gross profit for the six months increased to $6,789,145 from $4,993,407 but declined as a percentage of sales to 30% from 32%. The decrease in gross profit as a percentage of sales was primarily attributable to higher costs of production in the second quarter due to high labor costs associated with a labor shortage which created high overtime and the necessity to hire temporary employees. In addition, the gross profit margin was affected by the lower margins associated with jellybean sales which accounted for 6.5% of the total sales for the period.

Selling, general and administrative expenses increased to $3,797,818 from $2,313,402 and increased as a percentage of sales to 17% from 15% of sales, largely due to increased freight costs and the additional selling, general and administrative expenses associated with the new operation in Rhode Island.

Salaries and related expenses increased to $1,686,312 from $1,264,337 but decreased as a percentage of sales to 7% from 8% of sales in the prior comparable period. The increase in salaries and related expenses was due to the addition of new management employees at both the Maryland and Rhode Island operations as well as higher management salaries. New management includes, among others, new sales managers, operations, accounting and MIS personnel hired to develop and support current and future marketing and operational needs of the Company.

As a result, operating expenses increased to $5,484,130 from $3,790,851 but decreased as a percent of sales to 24% from 25% of sales. The Company believes that it has put into place the infrastructure including new management in the areas of marketing, sales and operations to support its newly expanded and growing product lines and customer base.

Income from operations for the six months ended January 31, 2000 was $1,305,015 compared to income of $1,142,556 for the prior comparable period.

Interest income decreased to $12,324 from $68,014. During the prior comparable period interest income was generated by the investment of the proceeds of the initial public offering. The proceeds were utilized for the purchase of E. Rosen assets on September 24,1998 as well as working capital. Interest expenses increased to $175,215 from $62,689 due to increased borrowing under the line of credit for working capital requirements to support higher sales. Other income increased to $525,587 from expense of $38,868 primarily due to the receipt of a $350,000 settlement arising out of a trademark infringement suit the company initiated.

The effective income tax rate for the six month period was 35%. The income tax rate utilized for the current period is based on the Company's estimate of the effective tax rate for the fiscal year ending July 31, 2000 which approximates 35%.

As a result of the foregoing, the Company earned net income of $1,079,284 for the six months ended January 31, 2000 compared to net income of $731,949 for the prior comparable period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements have been to fund the purchase, manufacture and commercialization of its products. The Company finances its operation and manufacturing with cash flow from operations and bank financing. The Company's working capital at January 31, 2000 and July 31, 1999 was $8,024,805 and $6,992,533, respectively.

Net cash used in operating activities for the six months ended January 31, 2000 and 1999, respectively was $4,576,004 and $4,920,239. The decrease in cash used by operating activities was due to increases in the Company's accounts payables which were offset by the increase in inventory and accounts receivable which were caused by the additional sales and purchasing activity.

Net cash used in investing activities decreased to $164,758 from $420,199, primarily due to more acquisitions of equipment by the Company in the prior period.

Net cash provided by financing activities increased to $5,296,607 from $103,951 primarily due to additional borrowings on the Company's line of credit to finance working capital needs.

Principal payments for the Company's long-term debt for the twelve months ending January 31, 2001 are $253,799. The Company believes that cash provided by operations will be sufficient to finance its operations and fund debt service requirements.

SEASONALITY

The Company's sales typically increase during the second half of the calendar year principally due to the holiday season.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders (the "Meeting") of the Company was held on December 2, 1999.

(b)      Not applicable because:

         (i) Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.

         (ii) There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement dated November 5, 1999; and

         (iii) All such nominees were elected.


(c)      The matters voted on at the Meeting consisted of the following:

         (i) The election of five members to the Company's Board of Directors. The name of each nominee for the election and the number of shares voted and withheld for such nominee, as well as the number of broker non-votes with respect to such nominee, are set forth below:

         NAME                     FOR            WITHHELD      NON-VOTES
         ----                  ---------         --------      ---------
         Uziel Frydman         9,352,061*         4,000         343,939
         Amir Frydman          9,349,061*         7,000         343,939
         D. A. Cummins         9,352,061*         4,000         343,939
         Jean E. Clary         9,352,061*         4,000         343,939
         Jason Adelman         9,352,061*         4,000         343,939

       *Includes 1 million Class B Common Stock which carries 7 votes per share.

         (ii) A proposal to ratify the appointment of BDO Seidman LLP as the Company's independent certified public accountant. 9,354,361 (including 1 million Class B shares which carries 7 votes per share) shares were voted in favor of such proposal, 700 shares were voted against the proposal and 1000 shares abstained from voting on such proposal. In addition, there were 343,939 broker non-votes with respect to such proposal.

Item 6.  Exhibits and Reports  on Form 8-K

         (a)      Exhibit 27.  Financial Data Schedule

         (b) The Company did not file any report on Form 8-K during the quarter ended January 31,2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SHERWOOD BRANDS, INC.


Date:    March 15 , 2000                    /s/ Uziel Frydman
                                                --------------------------------
                                                President and
                                                Chief Executive Officer



Date:    March 15, 2000                     /s/ Anat Schwartz
                                                --------------------------------
                                                Executive Vice President -
                                                Finance and Secretary

                                 EXHIBIT INDEX

EXHIBIT NO.     DESCRIPTION
-----------     -----------

   27           Financial Data Schedule