Form 10QSB
period 2000-04-30
SHERWOOD BRANDS INC
filed 2000-06-13
CIK 1053178

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarterly period ended: 04/30/00         Commission file number: 1-14091

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

As of June 13, 2000 there were 2,700,000 shares of Class A Common stock and 1,000,000 shares of Class B Common Stock, par value $0.01 per share, of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

SHERWOOD BRANDS, INC.
INDEX

Part I   Financial Information

         Item 1.   Financial Statements

                   Consolidated Balance Sheets - April 30, 2000(unaudited) and July 31, 1999

                   Consolidated Statements of Operations - Three months and nine months ended April 30, 2000 and 1999 (unaudited)

                   Consolidated Statements of Cash Flows - Nine months ended April 30, 2000 and 1999 (unaudited)

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

unaudited                                                   April 30, 2000   July 31, 1999
                                                            ------------------------------
                                                               (unaudited)     (audited)
                                                               -----------    -----------
                                           Assets
Current assets
   Cash and cash equivalents                                   $ 1,199,169    $   657,791
   Accounts receivable, less allowance of $120,816 and
   $40,000                                                       5,658,856      2,928,874
   Inventory                                                     8,903,981      8,569,580
   Income taxes receivable                                                        435,609
   Other current assets                                            924,168        658,364
   Deferred taxes on income                                             --        141,800
                                                               -----------    -----------
Total current assets                                            16,686,174     13,392,018

Deferred taxes on income                                            43,000         43,000

Net property and equipment                                       3,307,428      3,110,220

Other assets                                                        79,714         30,132
                                                               -----------    -----------
TOTAL ASSETS                                                   $20,116,316    $16,575,370
                                                               ===========    ===========

                      Liabilities and Stockholders' Equity

Current liabilities
   Line of credit                                              $ 5,346,254    $ 1,938,448
   Current portion of long-term debt                               205,000        205,000
   Current portion of subordinated debt                             92,165         96,444
   Accounts payable                                              2,097,680      2,863,182
   Accrued expenses                                              1,060,406      1,082,011
   Deferred taxes on income                                        102,700             --
   Income taxes payable                                            214,400        214,400
                                                               -----------    -----------
Total current liabilities                                        9,118,605      6,399,485

Long-term debt                                                     975,000        975,000
Subordinated debt                                                  257,141        328,082
                                                               -----------    -----------
TOTAL LIABILITIES                                               10,350,746      7,702,567
                                                               -----------    -----------
Stockholders' equity
    Preferred stock, $.01 par value, 5,000,000 shares
       authorized; no shares issued or outstanding                      --             --
    Common stock, Class A, $.01 par value, 30,000,000
       shares authorized, 2,700,000 and 1,150,000 shares
       issued and outstanding                                       27,000         27,000
    Common stock, Class B, $.01 par value, 5,000,000 shares
      authorized, 1,000,000 shares issued and outstanding           10,000         10,000
Additional paid-in-capital                                       7,973,538      7,973,538
Retained earnings                                                1,755,032        862,265
                                                               -----------    -----------
TOTAL STOCKHOLDERS' EQUITY                                       9,765,570      8,872,803

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $20,116,316    $16,575,370
                                                               ===========    ===========

    See accompanying summary of acconting policies and notes to consolidated financial statements

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

unaudited                                                     Three months ended April 30,  Nine months ended April 30,
                                                              ---------------------------   ---------------------------
                                                                  2000           1999           2000           1999
                                                              ------------   ------------   ------------   ------------
Net sales                                                     $ 14,365,353   $  4,966,263   $ 37,393,057   $ 20,200,399

Cost of sales                                                   11,949,838      3,453,004     28,188,397     13,753,733
                                                              ------------   ------------   ------------   ------------
Gross profit                                                     2,415,515      1,513,259      9,204,660      6,446,666
                                                              ------------   ------------   ------------   ------------
Selling, general and administrative expenses                     2,000,720      1,483,749      5,798,538      3,797,151
Pre-production costs                                                    --             --             --        213,112
Salaries and related expenses                                      660,349        730,577      2,346,661      1,994,914
                                                              ------------   ------------   ------------   ------------
Total operating expenses                                         2,661,069      2,214,326      8,145,199      6,005,177
                                                              ------------   ------------   ------------   ------------
(Loss) income from operations                                     (245,554)      (701,067)     1,059,461        441,489
                                                              ------------   ------------   ------------   ------------
Other income (expense)
   Interest income                                                  13,351          5,923         25,675         73,937
   Interest expense                                               (157,915)       (20,644)      (333,130)       (83,333)
   Other income (expense)                                          115,287         (2,951)       640,765        (41,819)
                                                              ------------   ------------   ------------   ------------
Total other income (expense)                                       (29,277)       (17,672)       333,310        (51,215)
                                                              ------------   ------------   ------------   ------------
(Loss) income before (benefit) provision for taxes on income      (274,831)      (718,739)     1,392,771        390,274
(Benefit) provision for taxes on income                            (88,314)      (244,371)       500,004        132,693
                                                              ------------   ------------   ------------   ------------
Net (loss) income                                             $   (186,517)  $   (474,368)  $    892,767   $    257,581
                                                              ------------   ------------   ------------   ------------
Basic and diluted (loss) earnings per share                   $      (0.05)  $      (0.13)  $       0.24   $       0.07
                                                              ------------   ------------   ------------   ------------
Weighted average common shares outstanding                       3,700,000      3,700,000      3,700,000      3,700,000
                                                              ============   ============   ============   ============

    See accompanying summary of accounting policies and notes to consolidated financial statements.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

unaudited                                                   Nine months ended
                                                        -------------------------
                                                          April 30,    April 30,
                                                            2000         1999
                                                        -----------   -----------
Cash flows from operating activities
   Net income                                           $   892,767   $   257,581
   Adjustments to reconcile net income to net
   cash used in operating activities
   Depreciation expense                                     182,852       141,600
   Deferred income taxes                                    244,500            --
   Unrealized loss (gain) on foreign currency exchange           --        (2,423)
   Provision for doubtful accounts                           80,816        39,600
   Write-off of accounts receivable                          84,084        16,600
   (Increase) decrease in assets
       Accounts receivable                               (2,894,882)     (637,594)
       Inventory                                           (334,401)      155,213
       Other current assets                                 169,805      (327,535)
       Other assets                                         (49,581)       27,330
   Increase (decrease) in liabilities
        Accounts payable                                   (765,502)     (953,810)
        Accrued expenses                                    (21,606)      182,882
        Income taxes payable                                     --         7,693
                                                        -----------   -----------
Net cash used in operating activities                    (2,411,148)   (1,092,863)

Cash flows from investing activities
   Inventory purchased from Rosen                                      (4,000,000)
   Capital expenditures                                    (380,060)     (595,195)
                                                        -----------   -----------
Net cash used in investing activities                      (380,060)   (4,595,195)
                                                        -----------   -----------
Cash flows from financing activities
   Net borrowings on line of credit                       3,407,806       549,583
   Payments on debt                                         (75,220)      (72,595)
                                                        -----------   -----------
Net cash provided by financing activities                 3,332,586       476,988
                                                        -----------   -----------
Net increase (decrease) in cash and cash equivalents        541,378    (5,211,070)

Cash and cash equivalents, at beginning of period           657,791     6,087,789
                                                        -----------   -----------
Cash and cash equivalents, at end of period             $ 1,199,169   $   876,719
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

3.       INTERIM FINANCIAL INFORMATION

The financial information as of April 30, 2000 and for the three months and nine months ended April 30, 2000 and 1999 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

4.       INVENTORY

Inventory consists of raw materials, packaging materials, components used in assembly, work- in- process and finished goods and is stated at the lower of cost or market. Cost is determined by the FIFO (first-in, first-out) method.

Inventory consists of the following:

                                        April 30       JULY 31
                                          2000          1999
                                       (Unaudited)    (Audited)
                                       -----------    ----------
      Raw materials and ingredients    $   536,352    $1,238,786

      Components used in assembly        1,305,874       542,459
      Packaging materials                1,520,657     1,380,525

      Work-in-process and
        Finished product                 5,541,098     5,407,810
                                       -----------    ----------
                                       $ 8,903,981    $8,569,580
                                       ===========    ==========

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

6.       INCOME TAXES

The income tax rate utilized on an interim basis is based on the Company's estimate of the effective income tax rate for the fiscal year ending July 31, 2000, which approximates 36%.

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

Results of Operations

THREE MONTHS ENDED APRIL 30, 2000 AND 1999

Net sales for the three months ended April 30, 2000 and 1999 were $14,365,353 and $4,966,263 respectively. Net sales increased nearly three times primarily due to a higher volume of sales of gift baskets, gift items and candies.

Gross profit for the second quarter increased to $2,415,515 from $1,513,259 and declined as a percentage of sales to 17% from 31%. The decrease in gross profit as a percentage of sales was primarily attributable to higher costs of production due to high labor costs associated with a labor shortage in the Company's geographic area, which created high levels of overtime and required us to hire temporary employees. The additional labor costs associated with overtime and contract labor approximated $885,000 for the third quarter . The Company is taking action to ameliorate the labor supply problem, including adjusting production scheduling to minimize labor requirements and expanding to new locations to tap into additional labor pools. In addition, the gross profit margin was negatively affected by the lower margins associated with jellybean sales which accounted for approximately 1/3 of the total sales for the quarter.

Selling, general and administrative expenses increased to $2,000,720 from $1,483,749 but decreased as a percentage of sales to 14% from 30% of sales. The increase was largely due to increased freight costs and the additional selling, general and administrative expenses associated with the operation in Rhode Island.

Salaries and related expenses decreased to $660,349 from $730,577 and decreased as a percentage of sales to 5% from 15% of sales in the prior comparable quarter. The decrease as a percentage of sales from 15% to 5% is primarily due to the relatively fixed nature of administrative salary costs compared to a 189% increase in sales revenue

As a result, operating expenses increased to $2,661,069 from $2,214,326 and decreased as a percentage of sales to 18% from 45% of sales.

Interest income increased to $13,351 from $5,923. Interest expenses increased to $157,915 from $20,644 due to increased borrowing under our line of credit for working capital requirements to support higher sales. Other income increased to $115,287 from expense of $2,951 primarily due to the collection of a legal claim and foreign currency gains.

The effective income tax rate for the current quarter was 36%. The income tax rate utilized for the current quarter is based on the Company's estimate of the effective tax rate for the fiscal year ending July 31, 2000 which approximates 36%.

As a result of the foregoing, the Company incurred a net loss of $186,517 for the three months ended April 30, 2000 compared to net loss of $474,368 for the prior comparable quarter.

NINE MONTHS ENDED APRIL 30, 2000 AND 1999

Net sales for the nine months ended April 30, 2000 and 1999 were $37,393,057 and $20,200,399 respectively. Net sales increased by 85% primarily due to a higher volume of sales of gift baskets, gift items and candies .

Gross profit for the nine months increased to $9,204,660 from $6,446,666 but declined as a percentage of sales to 25% from 32%. The decrease in gross profit as a percentage of sales was primarily attributable to higher costs of production in the third quarter due to high labor costs associated with a labor shortage which created high overtime and the necessity to hire temporary employees. Additional costs attributable to overtime and contract labor were approximately $1.6 million . In addition, the gross profit margin was negatively affected by the lower margins associated with jellybean sales which accounted for approximately 15 % of the total sales for the period.

Selling, general and administrative expenses increased to $5,798,538 from $3,797,151 but decreased as a percentage of sales to 16% from 19% of sales, largely due to increased freight costs and the additional selling, general and administrative expenses associated with the new operation in Rhode Island.

Salaries and related expenses increased to $2,346,661 from $1,994,914 but decreased as a percentage of sales to 6% from 10% of sales in the prior comparable period. The increase in salaries and related expenses was due to the addition of new management employees at both the Maryland and Rhode Island operations as well as higher management salaries. New management includes, among others, new sales managers, operations, accounting and MIS personnel hired to develop and support current and future marketing and operational needs of the Company. The decrease as a percentage of sales from 10% to 6% is primarily due to the relatively fixed nature of administrative salary costs compared to a 85% increase in sales volume.

As a result, operating expenses increased to $8,145,199 from $6,005,177 but decreased as a percent of sales to 22% from 25% of sales. The Company believes that it has put into place the infrastructure, including new management in the areas of marketing, sales and operations to support its newly expanded and growing product lines and customer base.

Interest income decreased to $25,675 from $73,937. During the prior comparable period interest income was generated by the investment of the proceeds of the initial public offering. The proceeds were utilized for the purchase of E. Rosen assets on September 24,1998 as well as working capital. Interest expense increased to $333,130 from $83,333 due to increased borrowing under the line of credit for working capital requirements to support higher sales. Other income increased to $640,765 from expense of $41,819 primarily due to the receipt of $350,000 in settlement of a trademark infringement suit the company initiated and a receipt of a legal claim.

The effective income tax rate for the nine month period was 36%. The income tax rate utilized for the current period is based on the Company's estimate of the effective tax rate for the fiscal year ending July 31, 2000 which approximates 36%.

As a result of the foregoing, the Company earned net income of $892,767 for the nine months ended April 30, 2000 compared to net income of $257,581 for the prior comparable period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements have been to fund the purchase, manufacture and marketing of its products. The Company finances its operation and manufacturing with cash flow from operations and bank financing. The Company's working capital at April 30, 2000 and July 31, 1999 was $7,567,569 and $6,992,533, respectively.

Net cash used in operating activities for the nine months ended April 30, 2000 and 1999, respectively was $2,411,148 and $1,092,863. The decrease in cash used by operating activities was due to decreases in the Company's accounts payables which were offset by the increase in accounts receivable which were caused by the additional sales and purchasing activity.

Net cash used in investing activities decreased to $380,060 from $4,595,195, primarily due to more acquisitions of equipment by the Company in the prior period and the acquisition of the E. Rosen assets.

Net cash provided by financing activities increased to $3,332,586 from $476,998 primarily due to additional borrowings on the Company's line of credit to finance working capital needs.

Principal payments for the Company's long-term debt for the twelve months ending April 30, 2001 are $297,165. The Company believes that cash provided by operations and borrowings from its existing line of credit will be sufficient to finance its operations and fund debt service requirements.

Seasonality

The Company's sales typically increase during the first and second quarters of the company's fiscal year principally due to the holiday season.

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

      Item 6. Exhibits and Reports  on Form 8-K

         (a)      Exhibit 27. Financial Data Schedule

         (b) The Company did not file any report on Form 8-K during the quarter ended April 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SHERWOOD BRANDS, INC.


Date: June 13 , 2000                     /s/ Uziel Frydman
                                                   President and Chief Executive
                                                   Officer

Date: June 13, 2000                      /s/ Anat Schwartz
                                                    Executive Vice President -
                                                    Finance and Secretary

                                  EXHIBIT INDEX

 EXHIBIT           DESCRIPTION
 -------           -----------
   27              Financial Data Schedule