Form 10KSB40
period 2000-07-31
SHERWOOD BRANDS INC
filed 2000-10-30
CIK 1053178

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------


                                  FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


     For the fiscal year ended July 31, 2000 Commission File Number: 1-14091

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

                                   Yes (X) No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

         The issuer's revenues for the fiscal year ended July 31, 2000 were $42,104,645.

         The aggregate market value of the voting stock held by non-affiliates of the issuer as of October 24, 2000 (computed by reference to the last reported sale price of the registrant's Common Stock on the American Stock Exchange on such date) was $2,906,250.

         The number of shares outstanding of issuer's Class A Common Stock, $.01 par value per share, as of October 24, 2000 was 2,700,000.

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

MARKET OVERVIEW

         Sales of candy and cookie products in the United States have increased significantly in recent years. According to the United States Department of Commerce, manufacturers' domestic shipments of confectionery products (excluding chewing gum) have grown steadily from approximately $9 billion in 1990 to $15.2 billion in 1998. The Chocolate Manufacturers Association/National Confectioners Association has estimated that total retail sales of confectionery products in the United States in 1998 were approximately $23.5 billion, and industry trade reports project continued growth in these markets into the next century. Despite such growth, the United States ranks only ninth in per capita candy consumption among the industrialized nations. The Company believes that these expanding markets present attractive growth opportunities for its business, and is focusing its strategy on introducing new products in these market categories as well as achieving greater brand recognition and market penetration for all of the Company's products.

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

CUSTOMERS

         The Company sells its products primarily to mass merchandisers and other retail customers, grocery and drug store chains, club stores, convenience stores, specialty shops and wholesalers. The Company's mass merchandiser customers include Family Dollar, Bradlees, Target, Dollar General, K-Mart, Wal-Mart, Dollar Tree and 99 Cents Only stores. For the year ended July 31, 2000, WalMart comprised 15.4% of the Company's total sales. For the year ended July 31, 1999, Sam's Club comprised 12.1% of the Company's total sales.

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

DISTRIBUTION CHANNELS

         The Company distributes its products throughout the United States and internationally. The Company's principal market outside the United States is Canada, which accounts for approximately 73% of the Company's international sales. For the year ended July 31, 2000, sales of the Company's products in foreign markets accounted for approximately 1.4% of the Company's total revenues.

         The Company engages independent food and candy brokers in various regions throughout the United States for marketing to retail customers. These brokers account for a majority of the Company's sales. Food and candy brokers are paid on a commission basis (typically 5%) and are generally responsible in their respective geographic markets for identifying customers, soliciting customer orders and inspecting merchandise on store shelves. For the fiscal year ended July 31, 2000, the Company had arrangements with approximately 65 food and candy broker organizations. Such arrangements prohibit the brokers from selling competing products. The Company believes that the use of food and candy brokers, which typically specialize in specific products and have knowledge of and contracts in particular markets, enhances the quality and scope of the Company's sales operations. In addition, the use of brokers permits the Company to limit the significant costs associated with creating and maintaining a direct distribution network. The Company's executive officers and six regional sales managers work with brokers on an individual basis and are responsible for managing the broker network, identifying opportunities and developing sales in their respective territories.

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

MANUFACTURING AND ASSEMBLY FACILITIES

         The Company has two manufacturing facilities and two assembly facilities, and recently entered into a capital lease arrangement for a new facility which will be used for assembly.

           The Company currently produces Demitasse biscuits and COWSCARAMEL caramel candies at its Chase City, VA facility. The Chase City facility consists of a brick building with over 70,000 square feet (including a 1,750 square foot office) situated on approximately ten acres in Southern Virginia. The facility is equipped with state-of-the-art equipment for the manufacture and packaging of cookie and candy products and employs approximately 75 skilled and unskilled workers. The facility is certified kosher by the Orthodox Union. In Virginia, the Company also has 73,000 square foot facility located on approximately 15 acres in Keysville, VA. The Company is currently utilizing this facility to package product and store inventory. Both the Chase City and Keysville facilities have access to a supply of both skilled and unskilled labor. In addition, the southern Virginia area in which the two plants are located, is readily accessible to common carriers, rail lines and a major seaport (Newport
News).

         The Company leases approximately 658,000 square feet of improved real estate in Pawtucket and Central Falls, RI. The property is used for the manufacture of hard and soft candy (120,000 square feet), assembly of holiday gift items and inventory storage (531,000 square feet) and office space (7,000 square feet). Both Rhode Island locations have access to both skilled and unskilled labor, and are readily accessible to common carriers, rail lines and a major seaport (Boston). The Company employs approximately 350 full-time employees and 200 seasonal employees in Rhode Island.

         In May, 2000 the Company entered into a capital lease agreement with the New Bedford Redevelopment Authority to lease a 430,000 square foot building in New Bedford, Massachusetts. The facility will be used for assembly and storage of components. Under the terms of the lease the Company made an initial payment of $400,000 and has commitments to pay rent of $25,000 per annum for years one and two and $41,666.66 per annum for years three through twenty. The Company has the option to purchase the building at any time during the lease term for $1,200,000 minus any amounts of rental payments made.

         The Company's Vice President - Manufacturing Operations is responsible for the operations at both the Virginia and Rhode Island facilities. The Company currently employs technical and production personnel who have working knowledge of the technical and operational aspects of the Company's production equipment. The Company also employs personnel responsible for conducting quality control testing at the facility by conducting on-site laboratory analysis and quality assurance inspections. The inspectors evaluate the Company's products on the basis of subjective factors such as taste and appearance. The Company monitors the efficiency of the production equipment continuously and its facilities are climate controlled where required.

MARKETING, SALES AND ADVERTISING

         The Company believes that product recognition by retail and wholesale customers, consumers and food brokers is an important factor in the marketing of its products. Accordingly, the Company promotes its products and brand names through the use of attractive promotional materials, including full-color product brochures and newspaper inserts, advertising in trade magazines targeted to the mass merchandisers, vending industry, gourmet trade and gift basket markets, and participation in trade shows. For the year ended July 31, 2000, the Company spent approximately $716,000 on advertising and product promotion.

         The Company also promotes its products through sales discounts and advertising allowances. Promotional programs are generally used most during the initial introduction of a product. As distribution of the new product increases, the Company gradually shifts from promotion to direct advertising in order to reinforce trade and consumer repeat purchasing. Management believes that these promotional programs have shortened the time periods necessary to achieve market penetration of its products. The Company intends to continue to develop and implement marketing and advertising programs to increase brand recognition of its products and to emphasize favorable pricing compared to competing products.

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

TRADEMARKS

         The Company holds United States trademark registrations for the "ELANA," "RUGER", "TONGUE TATTOO", "STRIP-O-POP", "SMILE POPS" and "demitasse" names, and has filed trademark registrations for certain other names, including "COWS," and uses other names for which it has not applied for registration. The Company believes that its rights to these names are a significant part of the Company's business and that its ability to create demand for its products is dependent to a large extent on its ability to exploit these trademarks. There can be no assurance as to the breadth or degree of protection which trademarks may afford the Company or that any trademark applications will result in registered trademarks or that trademarks will not be invalidated if challenged. The Company is not aware of any infringement claims or other challenges to the Company's rights to use these marks. The Company is applying for the international registration of all its trademarks.

GOVERNMENT REGULATION

         The Company is subject to extensive regulation by the United States Food and Drug Administration, the United States Department of Agriculture and by other state and local authorities in jurisdictions in which the Company's products are manufactured or sold. Among other things, such regulations govern the importing, manufacturing, packaging, storing, distribution and labeling of the Company's products, as well as sanitary conditions and public health and safety. Applicable statutes and regulations governing the Company's products include "standards of identity" for the content of specific types of products, nutritional labeling and serving size requirements and general "Good Manufacturing Practices" with respect to manufacturing processes. The Company's manufacturing facilities and manufactured products are subject to periodic inspection by federal, state and local authorities. The Company believes that it is in compliance with all governmental laws and regulations and maintains all permits and licenses required for its operations. Nevertheless, there can be no assurance that the Company will continue to be in compliance with current laws and regulations or that the Company will be able to comply with any future laws and regulations and licensing requirements. Failure by the Company to comply with applicable laws and regulations could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions.

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

EMPLOYEES

         As of October 24, 2000, the Company had approximately 468 full-time employees and approximately 193 part-time or seasonal employees. Of the Company's full-time workforce, 21 are located at the Company's principal office in Rockville, MD. The Company has approximately 67 full and part-time employees in Virginia and approximately 573 full, part-time and seasonal employees in Rhode Island and Massachusetts. Management believes that the Company's relationship with its employees is good. None of the Company's employees are represented by labor unions under any collective bargaining agreement.

ITEM 2.     DESCRIPTION OF PROPERTIES

         The following table sets forth, with respect to properties leased and owned by the Company at July 31, 2000, the location of the property, the amount of square feet of the property, the annual rent and the year in which the lease expires, if applicable, and the business use which the Company makes of such facilities:

                                   APPROXIMATE

                                ------------------------
                                 SQUARE       ANNUAL            EXPIRATION
          ADDRESS                  FEET        RENT             OF  LEASE                BUSINESS USE
-----------------------------   ----------  ------------  ----------------------  ----------------------------
LEASED PROPERTIES:
1803 Research Blvd.                10,000      $125,000   January 31, 2009        Executive and General
Rockville,  MD  20850                                                             Offices

1005 Main Street (1)              250,000       $37,500   October 1, 2000         Manufacturing Plant and
Pawtucket, RI  02860                                                              General Offices

280 Rand Street (1)               500,000      $112,500   October 1, 2000         Assembly Facility,
Central Falls, RI 02863                                                           Storage  and  Distribution
                                                                                  Facilities

27 Healy Street                   430,000   $25,000 (Yr1,2)   June 2020           Assembly facility, Storage
New Bedford, MA                             $41,667 (Yr3-20)                      and Distribution

OWNED PROPERTIES:
807 South Main Street              70,000                                         Manufacturing Plant
Chase City,  VA   23924

350 Sherwood Drive                 73,000                                         Manufacturing Plant
Keysville,  VA   23947

------------
(1) The Company is currently negotiating an extension of these leases.

ITEM 3.     LEGAL PROCEEDINGS

         The Company is from time to time involved in litigation incidental to the conduct of its business. The Company is currently involved in several legal proceedings involving intellectual property rights, collection of receivables, and other matters. The Company does not believe that the outcome of these matters would materially affect the Company's operations. There can be no assurance that the Company will not be a party to other litigation in the future.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended July 31, 2000.

                                    PART II.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

         The Company's Class A Common Stock is traded on the American Stock Exchange ("AMEX") (symbol: SHD). Prior to the Company's initial public offering and listing of its Class A Common Stock on AMEX, which occurred on May 8, 1998, there was no public trading market for such shares. The following table shows the high and low sales prices as reported on AMEX for the Class A Common Stock for each quarter within the last two fiscal years:

                    PRICE PERIOD                      HIGH           LOW
         --------------------------------------      -------       -------

         Fiscal Year Ended July 31, 1999:
              First Quarter                           $4.00         $2.00
              Second Quarter                          $3.44         $2.25
              Third Quarter                           $4.38         $2.50
              Fourth Quarter                          $3.63         $2.44

         Fiscal Year Ended July 31, 2000:
              First Quarter                           $3.63         $1.75
              Second Quarter                          $3.50         $1.38
              Third Quarter                           $3.25         $1.38
              Fourth Quarter                          $2.25         $1.25

         As of October 23, 2000, there were 24 holders of record of the Class A Common Stock and one holder of record of the Class B Common Stock.

DIVIDEND POLICY

         The Company has never declared or paid any cash dividends on the Class A and Class B Common Stock and has no present intention to declare or pay cash dividends on the Class A and Class B Common Stock in the foreseeable future but intends to retain earnings, if any, which it may realize in the foreseeable future to finance its operations. The Company is subject to various financial covenants with its lenders that could limit and/or prohibit the payment of dividends in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The payment of future cash dividends on the Class A Common Stock will be at the discretion of the Board of Directors and will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under credit agreements existing from time to time. There can be no assurance that the Company will pay any cash dividends on the Class A Common Stock in the future.

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

RESULTS OF OPERATIONS

     FISCAL YEAR ENDED JULY 31, 2000 COMPARED TO FISCAL YEAR ENDED JULY 31, 1999

         NET SALES: Net sales for the year ended July 31, 2000 and 1999 were $42,104,645 and $25,299,806 , respectively, an increase of $16,804,839 or 66%.
This increase in net sales is the result of increased sales of gift sets and gift baskets, jelly beans and lollipops. International sales declined by 48% from $1,119,548 to $587,620 largely due to a decline in Canadian sales.

         GROSS PROFIT: Gross profit for year ended July 31, 2000 increased to $9,920,760 from $6,081,088 for the prior year period, but as a percent of sales remained at 24% for the respective periods. The gross profit margin was primarily affected by high labor costs associated with a shortage of labor supply during peak seasonal needs in the second half of the year. Overtime and subcontract labor was approximately $1,735,000 for the year. In addition, the gross profit margin was negatively affected by the lower margins associated with jelly bean sales which accounted for approximately 11% of sales for the year.

         OPERATING EXPENSES: Selling, general and administrative expenses for the year ended July 31, 2000 increased to $6,675,177 from $4,922,082 for the prior year period, but decreased as a percentage of sales to 16% from 20% in the respective periods, largely due to the relatively fixed nature of administrative costs compared to the 66% increase in sales revenue. The Company did not incur any pre-production costs during the fiscal year compared to $213,112 for the prior year as the company completed the installation of equipment for product line extensions in its Chase City facility at the beginning of the prior fiscal year.

         Salaries and related expenses for the year ended July 31, 2000 increased to $3,285,850 from $2,450,096 for the prior year period, or as a percentage of sales declined to 8% from 10% in the respective periods, due to the increased volume of sales generated. As a result, operating expenses for the year ended July 31, 2000 increased to $9,961,027 from $7,585,290 for the prior year period, but declined as a percentage of sales to 24% from 30% in the respective periods. The Company believes that it has put into place the infrastructure including new management in the areas of marketing, sales and operations to support newly expanded and growing product lines and customer base.

         LOSS FROM OPERATIONS: Loss from operations for the year ended July 31, 2000 was $40,267 compared to a $1,504,202 loss from operations for the year ended July 31, 1999. The loss was a result of higher volume of sales which absorbed overhead expenses but was offset by high labor costs due to a shortage in the labor supply during peak seasonal periods.

         INTEREST EXPENSE: Interest expense for the year ended July 31, 2000 increased to $434,978 from $153,832 for the prior year period due to the increased borrowing needs as the Company had additional working capital needs to purchase inventory and raw materials to support the increased volume of sales.

         OTHER INCOME (EXPENSE): Other income was $693,413 compared to expense of $7,821 for the prior year period. The change was primarily due to the receipt of a legal settlement during the current year.

         INCOME TAXES: The Company recorded a tax expense of $ 98,100 for the year ended July 31, 2000 compared to a benefit of $319,700 for the year ended July 31, 1999. During the prior year the Company recorded a total current benefit of $184,200 in addition to a benefit of $349,900 resulting from the change in deferred taxes, offset by an IRS examination assessment of $214,400. During the prior year, the IRS examined the tax returns for Sherwood Brands, Inc. and Sherwood Brands Overseas, Inc. for tax years ended July 31, 1995 to July 31, 1997. As a result of the tax examination, the IRS contends that the Company's borrowing agreement contained an indirect guarantee by Overseas of the borrowings of the parent and therefore the parent must include as income the earnings of Overseas. The Company does not agree with the IRS position and is currently considering what actions it will take in the future to argue the case.

         NET INCOME: As a result of the foregoing, the Company had net income of $156,084 for the year ended July 31, 2000 compared to a net loss for the year ended July 31, 1999 of $1,262,897

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements have been to fund the purchase, manufacture and commercialization of its products. The Company finances its operation and manufacturing with cash flow from operations and borrowings, primarily from banks. On May 6, 1998, the Company completed an initial public offering ("IPO") of 1,550,000 shares of its Class A Common Stock at a public offering price of $5.95. Proceeds to the Company, net of expenses of the offering, amounted to approximately $7.7 million, $2.5 million of which were used to pay down the Company's working capital line of credit and a related party loan, and $4.0 million of which were used to acquire certain assets of Rosen. The remaining proceeds from the IPO have been utilized for general working capital purposes. The Company's working capital at July 31, 2000 and 1999 was $6,020,265 and $6,972,533, respectively.

         Net cash used by operating activities in the year ended July 31, 2000 was $986,660 compared to $2,441,231 in the prior year period. The decrease in cash used by operations was a result of improved profits, increased accounts receivables collections, and increased payables due to higher sales volume as discussed above. The Company's inventory increased due to purchases to support additional sales.

         Net cash used in investing activities decreased to $905,254 for the year ended July 31, 2000 from $4,656,445 in the prior year period primarily due to the purchase of inventory from Rosen during the prior period. In the current period the most significant expenditure related to the purchase of additional equipment for the Company's candy line in Rhode Island.

         Net cash provided from financing activities in the year ended July 31, 2000 increased to $1,875,620 from $1,667,678 for the prior year period. During the current year, financing came from additional borrowings on the Company's line of credit to finance working capital needs. In June, 1999, the Company entered into a loan agreement with its primary bank which provides for borrowings under a line of credit of up to $7.5 million. The agreement was amended in September, 2000 increasing the line of credit to $12 million to provide for additional working capital to support the Company's increased sales. Advances under the line of credit are based on a borrowing formula equal to 80% of eligible domestic accounts receivable plus 70% of domestically-owned finished goods and 30% of components eligible inventory. Borrowings on inventory are capped based upon the Company's seasonal requirements and are limited to $7 million. Advances under the line of credit are further reduced by the aggregate amount of outstanding letters of credit which may not exceed $2.0 million. Interest for fiscal 2000 accrued on such advances at a rate of LIBOR plus 1.85% (the rate was amended in the September agreement to LIBOR plus 2.50%) and is payable monthly. The loan agreement expires in March 2001. At July 31, 2000, the Company had borrowed $4,119,000 under the line of credit and had $1,667,881 in letters of credit outstanding. The line of credit is secured by the cash and cash equivalents, accounts receivable and inventories of Sherwood Brands, Inc., Sherwood Brands, LLC and Sherwood Brands of RI, Inc. The line of credit agreement contains various business and financial covenants, including, among other things, a minimum tangible net worth of $8,800,000 and a funds flow coverage in excess of 1.50. The Company was in violation of the funds flow covenant at July 31, 2000. The bank has granted the Company a waiver of this covenant for the periods ending July 31, 2000 and October 31, 2000. The Company believes that it will be in compliance with this covenant subsequent to October 31, 2000. In addition to financial covenants, the Company's loan agreement with the Bank limits or prohibits the Company, without the Bank's consent, from incurring additional indebtedness, which could, under certain circumstances, limit the Company's ability to expand its operations.

         In June 1996 and May 1997, the Company borrowed $935,000 and $580,000, respectively, from Industrial Development Authority of Mecklenburg County ("IDAMC") for the acquisition and improvement of the Chase City facility and the purchase and installation of new production equipment, financed through the issuance of two series of Industrial Revenue Bonds ("IRB") (Series 1996 and Series 1997). The IRBs are backed by irrevocable letters of credit issued by Central Fidelity Bank of Virginia ("Fidelity"). Advances on the letters of credit (which expire June 2006 and 2002, respectively) are, in turn, secured by the Company's Chase City facility and all other real and personal property of the Company pursuant to a reimbursement agreement ("Reimbursement Agreement") between Fidelity and the Company.

         Under the Reimbursement Agreement, the Company makes monthly interest and sinking fund payments to Fidelity. Interest is calculated at the rate of 10% per annum. The sinking fund payments for the Series 1996 IRBs are based upon a 15-year straight line amortization of $640,000 advanced for the purchase of the Chase City facility and a 7-year straight line amortization for approximately $295,000 advanced for manufacturing equipment. Annual payments to the sinking fund for the Series 1997 IRBs are due June 1 each year in the following amounts:
$105,000 in 1999 and $130,000 in each of 2000, 2001 and 2002. The total monthly payments vary from month to month and are subject to variable market tax exempt interest rates (4.40% at July 31, 2000). The terms of the Reimbursement Agreement require, among other things, that the Company maintain certain financial ratios and adhere to certain covenants, including, without Fidelity's permission, borrowing additional funds, merging or consolidating, amending its Articles of Incorporation and repaying subordinated debt.

         As part of the financing for the acquisition of the Chase City facility, in May and June 1996, the Company borrowed $400,000 to finance equipment from IDAMC and $250,000 for working capital from the Lake Country Development Corporation ("LCDC"), respectively, evidenced by two subordinated notes (the "Subordinated Notes"). The IDAMC Subordinated Note has a five-year term, amortized over a ten year period at an interest rate of 7% per annum, payable in monthly installments of $4,644 in principal and interest with a balloon payment of $239,193 due June 2001. The LCDC Subordinated Note is pari passu with the IDAMC Subordinated Note in terms of security, and has a five-year term bearing interest at 5.25% per annum, payable in monthly installments of interest only for the first nine payments and thereafter payable in equal monthly payments of $5,480 in principal and interest until June 2001. The IDAMC Subordinated Note is secured by the Company's equipment and the LCDC Subordinated Note is secured by the real property, fixtures and equipment located at the Chase City facility. The Subordinated Notes limit the Company's capital expenditures, prohibit a change in ownership greater than 50% and require the Company to create 50 full-time jobs at the Chase City facility within two years of the date of the Subordinated Notes. The Company has fulfilled both requirements. The IDAMC loan is personally guaranteed by Uziel Frydman.

         In the normal course of business the Company may be exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing, investing and operating transactions.

         Principal payments for the Company's long term debt for the year ended July 31, 2000 were $305,000.

FOREIGN CURRENCY FLUCTUATIONS

         The Company currently purchases its contract manufactured products from foreign manufactures under terms that provide for the payment of goods in foreign currency approximately 60 to 90 days from the invoice date. Purchases of COWS butter toffee candies and other candies from manufacturers located in Argentina are paid in U.S. dollars. Purchases of RUGER wafers and ELANA Belgian chocolates products are purchased from manufacturers located in Austria and Belgium, respectively, and are paid for in local currencies. These goods are recorded at cost in equivalent U.S. dollars at the exchange rate in effect on the invoice date. The difference between the recorded cost and the amount required for payment is reflected as a realized foreign currency transaction gain or loss. From time to time, the Company hedges its exposure to foreign currency rate changes by purchasing forward contracts based upon analysis of foreign current markets. All sales of the Company's products in foreign markets are made in U.S. dollars, except for a portion of Canadian sales which are in Canadian dollars. See Note 1 in Notes to Consolidated Financial Statements.

SEASONALITY

         The Company's sales typically increase during the first and fourth quarters of the calendar year principally due to the holiday seasons.

INFLATION

         The Company does not believe that inflation has had a significant impact on the Company's results of operations for the periods presented.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which revises the accounting for derivative financial instruments. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the change in the fair value of the hedged asset or liability that are attributable to the hedged risk or
(ii)the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedged instrument , the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No.137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will be required to adopt SFAS 133 in fiscal year 2001 and believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.

         In March 2000, the FASB issued interpretation No 44 ("FIN 44"), "Accounting for Certain Transaction Involving Stock Compensation, an Interpretation of APB Opinion NO. 25". FIN 44 clarifies the application of APB NO. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company believes that adoption of FIN 44 will not have an effect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following are the directors and executive officers of the Company, as well as certain other key employees of the Company:

NAME                                                      AGE     POSITION
-----------------------------------------------------    -----    --------------------------------------------------
Uziel Frydman......................................        64     Chairman, President and Chief Executive Officer

Anat Schwartz......................................        40     Executive Vice President - Finance and Secretary

Amir Frydman.......................................        38     Director, Treasurer and Executive Vice President -
                                                                  Marketing and Product Development

Douglas A. Cummins.................................        58     Director

Jean E. Clary......................................        57     Director

Jason Adelman......................................        31     Director

Eric A. Richman(1).................................        50     Vice President - Operations

Paul J. Splitek(1).................................        51     Vice President - Sales

Arthur Wlodarski(1)................................        44     Vice President - Purchasing

------------
(1) Messrs. Richman, Woldarski and Splitek are key employees, but not executive officers of the Company.

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

         DOUGLAS A. CUMMINS has been a director of the Company since December 1997. In 1996, Mr. Cummins served as President and Chief Executive Officer of the Liggett Group, a manufacturer and distributor of cigarettes. From 1993 to 1996, Mr. Cummins served as President and Chief Executive Officer of North Atlantic Trading Co, a cigarette paper manufacturer and distributor. From 1990 to 1993, Mr. Cummins served as the President and Chief Executive Officer of Decision Marketing, an advertising and consulting firm. From 1984 to 1990, Mr. Cummins served as the President and Chief Operating Officer of Salem Carpet Mills, a carpet manufacturer, and from 1981 to 1984, served as President of Stellar Group, a consulting firm. From 1973 to 1981, Mr. Cummins was Director of Marketing - International and Vice President - Foods Marketing at R.J. Reynolds Industries. Mr. Cummins currently sits on the Boards of Carolina Biological Supply Company, Smokey Mountain Products, Inc. and the Fort Ticonderoga Association. Mr. Cummins earned a Masters of Business Administration degree from Columbia University in 1966 and a Bachelor of Arts degree from Harvard University in 1964.

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

         ERIC A. RICHMAN has been Vice President of Operations of the Company since September 1999. Mr. Richman has over 26 years of multi-disciplined manufacturing experience. Prior to being hired by the Company, Mr. Richman was Director of Manufacturing of E.Rosen, and prior to that, Plant Manager of E. Rosen. From 1992 to 1996, he was Plant Manger of Richardson Brands Company; from 1989 to 1992, Plant Manager of Conusa Corporation; and from 1973 to 1989, Plant Manager of Planters Lifesavers Company. Mr. Richman has extensive experience in manufacturing, management, quality control and labor relations.

         PAUL J. SPLITEK has been Vice President of Sales of the Company since September 1999. Mr. Splitek has over 28 years of sales, marketing and manufacturing experience. From 1996 until being hired by the Company, Mr. Splitek was Vice President and General Sales Manager of E. Rosen. Prior to joining E. Rosen, from 1991 to 1996, Mr.Splitek was Vice President and General Manager of Mille Lacs MP Company, a wholesale division of The Wisconsin Cheeseman Inc. ("TWC"), and prior to that,Operations Manager of TWC.

         ARTHUR WLODARSKI has been Vice President of Purchasing of the Company since April 2000. Mr. Wlodarski has over 20 years of purchasing experience. From 1985, Mr Wlodarski was Vice President of Purchasing of Houston Foods, a leading gift basket packer responsible for purchasing components and food items from all over the world.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain officers, directors, and beneficial owners of more than ten percent (10%) of our common stock to file reports of ownership and changes in their ownership of our equity securities with the Securities and Exchange Commission and Amex. Based solely on a review of the reports and representations furnished to us during the last fiscal year, we believe that each of the persons is in compliance with all applicable filing requirements.

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

    27.1       Financial Data Schedule.

------------
* Incorporated herein by reference to the Company's Registration Statement on Form SB-2, dated as of January 21, 1998 (Registration No. 333-44655)

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

                                    By: /s/  Uziel Frydman
                                       -------------------------------------
                                       Uziel Frydman
                                       President and Chief Executive Officer

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

                  SIGNATURES                                  TITLE(S)                              DATE
--------------------------------------------     --------------------------------------      ----------------
/s/  Uziel Frydman                               President, Chief Executive Officer and     October 30, 2000
--------------------------------------------     Director
Uziel Frydman                                    (principal executive officer)

/s/ Anat Schwartz                                Executive Vice President -- Finance and     October 30, 2000
--------------------------------------------     Secretary
Anat Schwartz                                    (principal accounting officer)

/s/ Amir Frydman                                 Executive Vice President, Treasurer and     October 30, 2000
--------------------------------------------     Director
Amir Frydman

/s/ Douglas A. Cummins                           Director                                    October 30, 2000
--------------------------------------------
Douglas A. Cummins

/s/ Jean Clary                                   Director                                    October 30, 2000
--------------------------------------------
Jean Clary

/s/ Jason T. Adelman                             Director                                    October 30, 2000
--------------------------------------------
Jason T. Adelman

                       SHERWOOD BRANDS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JULY 31, 2000 AND 1999

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

     Consolidated statements of operations...................................F-4

     Consolidated statements of stockholders' equity.........................F-5

     Consolidated statements of cash flows...................................F-6

     Summary of significant accounting policies.......................F-7 to F-9

     Notes to consolidated financial statements.....................F-10 to F-17

     Valuation and Qualifying Accounts - Schedule II........................F-18

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Sherwood Brands, Inc.
   and Subsidiaries
Rockville, Maryland  20850

We have audited the accompanying consolidated balance sheets of Sherwood Brands, Inc. and Subsidiaries as of July 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sherwood Brands, Inc. and Subsidiaries at July 31, 2000 and 1999 and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for the years ended July 31, 2000 and 1999.

                                                                BDO SEIDMAN, LLP

Washington, D.C.
September 29, 2000

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      JULY 31,
                                                             ------------------------
                                                                2000         1999
                                                             -----------  -----------
ASSETS
Current assets
   Cash and cash equivalents                                 $   641,497  $   657,791
   Accounts receivable trade, less allowance of
   $115,000 and $67,946                                        2,094,694    2,928,874
   Inventory                                                  12,683,575    8,569,580
   Income taxes receivable                                       407,237      485,309
   Other current assets                                          288,934      658,364
   Deferred taxes on income                                      196,000       72,100
                                                             -----------  -----------
Total current assets                                          16,311,937   13,372,018

Deferred taxes on income                                              --       63,000
Net property and equipment                                     4,245,848    3,110,220
Other assets                                                      61,106       30,132
                                                             -----------  -----------
TOTAL ASSETS                                                 $20,618,891  $16,575,370
                                                             ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Line of credit                                            $ 4,119,000  $ 1,938,448
   Current portion of long-term debt                             210,000      205,000
   Current portion of subordinated debt                          324,593       96,444
   Current portion of capital lease obligation                    31,245           --
   Accounts payable                                            4,523,899    2,863,182
   Accrued expenses                                            1,032,935    1,082,011
   Income taxes payable                                           50,000      214,400
                                                             -----------  -----------
Total current liabilities                                     10,291,672    6,399,485

Long-term debt                                                   765,000      975,000
Subordinated debt                                                     --      328,082
Capital lease obligation                                         424,332           --
Deferred taxes on income                                         109,000           --
                                                             -----------  -----------

TOTAL LIABILITIES                                             11,590,004    7,702,567
                                                             -----------  -----------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
    Preferred stock, $.01 par value, 5,000,000 shares
      authorized; no shares issued or outstanding                     --           --
    Common stock, Class A, $.01 par value, 30,000,000
      shares authorized, 2,700,000 issued and outstanding         27,000       27,000
    Common stock, Class B, $.01 par value, 5,000,000 shares
      authorized, 1,000,000 shares issued and outstanding         10,000       10,000
Additional paid-in-capital                                     7,973,538    7,973,538
Retained earnings                                              1,018,349      862,265
                                                             -----------  -----------
TOTAL STOCKHOLDERS' EQUITY                                     9,028,887    8,872,803
                                                             -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $20,618,891  $16,575,370
                                                             ===========  ===========


See accompanying summary of accounting policies and notes to consolidated financial statements

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEARS ENDED JULY 31,
                                                       ------------------------------
                                                           2000               1999
                                                       ------------      ------------
Net sales                                              $ 42,104,645      $ 25,299,806

Cost of sales                                            32,183,885        19,218,718
                                                       ------------      ------------
Gross profit                                              9,920,760         6,081,088
                                                       ------------      ------------
Selling, general and administrative expenses              6,675,177         4,922,082
Pre-production costs                                             --           213,112
Salaries and related expenses                             3,285,850         2,450,096
                                                       ------------      ------------
Total operating expenses                                  9,961,027         7,585,290
                                                       ------------      ------------
Income (Loss) from operations                               (40,267)       (1,504,202)
                                                       ------------      ------------
Other income (expense)
   Interest income                                           36,016            83,258
   Interest expense                                        (434,978)         (153,832)
   Other income (expense)                                   693,413            (7,821)
                                                       ------------      ------------
Total other income (expense)                                294,451           (78,395)
                                                       ------------      ------------
Income (Loss) before provision (benefit) for taxes          254,184        (1,582,597)
Provision (Benefit) for taxes                                98,100          (319,700)
                                                       ------------      ------------
Net income (loss)                                      $    156,084      $ (1,262,897)
                                                       ------------      ------------
Basic and diluted (loss) earnings per share            $       0.04      $      (0.34)
                                                       ------------      ------------
Weighted average common shares outstanding                3,700,000         3,700,000
                                                       ============      ============


See accompanying summary of accounting policies and notes to consolidated financial statements.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                            COMMON STOCK
                          --------------------------------------------------
                                  CLASS A                     CLASS B
                          --------------------------------------------------
                                                                               ADDITIONAL
                                                                                 PAID-IN      RETAINED
                            SHARES        AMOUNT       SHARES         AMOUNT     CAPITAL      EARNINGS       TOTAL
                          ---------      -------     ---------       -------   ----------     ---------     ----------
Balance at August 1,      1,150,000      $11,500     1,000,000       $10,000     $247,000    $1,423,973     $1,692,473
   1997                   ---------      -------     ---------       -------   ----------    ----------     ----------

Issuance of common        1,550,000       15,500             -             -    7,731,777             -      7,747,277
   stock

Net income                        -            -             -             -            -       701,189        701,189
                          ---------      -------     ---------       -------   ----------    ----------     ----------

Balance, at July 31,      2,700,000       27,000     1,000,000        10,000    7,978,777     2,125,162     10,140,939
   1998                   ---------      -------     ---------       -------   ----------    ----------     ----------

Net loss                          -            -             -             -            -    (1,262,897)    (1,262,897)

Offering costs                    -            -             -             -       (5,239)            -         (5,239)
                          ---------      -------     ---------       -------   ----------    ----------     ----------
Balance, at July 31,      2,700,000       27,000     1,000,000        10,000    7,973,538       862,265      8,872,803
   1999                   ---------      -------     ---------       -------   ----------    ----------     ----------

Net income                        -            -             -             -            -       156,084        156,084
                          ---------      -------     ---------       -------   ----------    ----------     ----------

Balance, at July 31,      2,700,000      $27,000     1,000,000       $10,000   $7,973,538    $1,018,349     $9,028,887
   2000                   =========      =======     =========       =======   ==========    ==========     ==========


See accompanying summary of accounting policies and notes to consolidated financial statements.

                      SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED JULY 31,
                                                           ----------------------------
                                                               2000             1999
                                                           -----------      -----------
Cash flows from operating activities
   Net income (loss)                                       $   156,084      $(1,262,897)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
   Depreciation and amortization                               226,871          188,795
   Deferred income taxes                                        48,100         (349,900)
   Unrealized (gain) loss on foreign currency exchange          (5,574)           5,870
   Provision for inventory allowance                            19,918          255,141
   Provision for doubtful accounts                              47,054           27,946
   (Increase) decrease in assets
       Accounts receivable                                     787,126         (889,697)
       Inventory                                            (4,133,913)        (766,428)
       Income taxes receivable                                  78,072         (435,609)
       Other current assets                                    369,430         (530,547)
       Other assets                                            (32,642)          22,934
   Increase (decrease) in liabilities
       Accounts payable                                      1,666,290          579,800
       Accrued expenses                                        (49,076)         660,222
       Income taxes payable                                   (164,400)          53,139
                                                           -----------      -----------
Net cash (used in) provided by operating activities           (986,660)      (2,441,231)

Cash flows from investing activities
   Inventory purchased from Rosen                                   --       (4,000,000)
   Capital expenditures                                       (905,254)        (656,445)
                                                           -----------      -----------
Net cash used in investing activities                         (905,254)      (4,656,445)
                                                           -----------      -----------
Cash flows from financing activities
   Net borrowings (repayments) on line of credit             2,180,552        1,938,448
   Payments on debt                                           (304,932)        (265,531)
   Offering costs                                                   --           (5,239)
                                                           -----------      -----------
Net cash provided by financing activities                    1,875,620        1,667,678
                                                           -----------      -----------
Net increase (decrease) in cash and cash equivalents           (16,294)      (5,429,998)

Cash and cash equivalents, at beginning of period              657,791        6,087,789
                                                           -----------      -----------
Cash and cash equivalents, at end of period                $   641,497      $   657,791
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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the individual assets which range from five to twenty years for machinery and equipment to thirty-nine years for the building.

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

EARNINGS PER SHARE

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires two presentations of earnings per share-"basic" and "diluted". Basic earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of shares outstanding. The computation of diluted earnings per share is similar to basic earnings per share, except the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

RECLASSIFICATIONS

Certain reclassifications have been made to conform the prior year's amounts to the current year's presentation.

NEW PRONOUNCEMENTS

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which revises the accounting for derivative financial instruments. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the change in the fair value of the hedged asset or liability that are attributable to the hedged risk or
(ii)the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedged instrument , the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended by SFAS No.137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will be required to adopt SFAS 133 in fiscal year 2001 and believes that adoption of SFAS 133 will have no impact on its financial position or results of operations.

         In March 2000, the FASB issued interpretation No 44 ("FIN 44"), "Accounting for Certain Transaction Involving Stock Compensation, an Interpretation of APB Opinion NO. 25". FIN 44 clarifies the application of APB NO. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan,
(c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company believes that adoption of FIN 44 will not have an effect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          FOREIGN CURRENCY TRANSACTIONS

The Company purchases products from foreign manufacturers under terms that provide for the payment of goods in foreign currency approximately 60 to 90 days from the invoice date. The goods are recorded at cost in equivalent United States dollars at the exchange rate in effect on the invoice date. The difference between the recorded cost and the amount required for payment is reflected as a realized foreign currency transaction gain or loss. Based on exchange rates in effect at July 31, 2000 and 1999, a provision for unrealized foreign currency transaction gain of $5,574 and a loss of $5,870, respectively, on the future payment of open invoices is included in the financial statements as other income.

From time to time the Company may enter into foreign currency contracts that are based on purchase orders for finished goods. As of July 31, 2000, the Company did not have any contracts to purchase foreign currency.

2.          INVENTORY

Inventories consist of the following:

                                                                           JULY 31,
                                                             --------------------------------------
                                                                   2000                 1999
                                                             -----------------    -----------------
Raw materials and ingredients                                $        546,006    $         299,325
Components used in assembly                                         2,389,504            1,643,879
Packaging materials                                                 1,715,479            1,380,525
Work-in-process and finished product                                8,347,645            5,540,992
                                                             -----------------    -----------------
                                                                   12,998,634            8,864,721
Less reserve for inventory allowance                                 (315,059)            (295,141)
                                                             -----------------    -----------------
                                  Total                      $     12,683,575     $      8,569,580
                                                             =================    =================



3.          PROPERTY, PLANT  AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                                           JULY 31,
                                                             --------------------------------------
                                                                   2000                 1999
                                                             -----------------    -----------------
Land                                                        $          85,282     $         85,282
Buildings and improvements                                          1,782,918              852,622
Machinery and equipment                                             2,857,792            2,520,794
Furniture and computer equipment                                      123,267              104,119
Transportation equipment                                               80,165              145,339
                                                             -----------------    -----------------
                                                                    4,929,424            3,708,156
                 Accumulated depreciation                            (683,576)            (597,936)
                                                             =================    =================
  Total                                                      $      4,245,848     $      3,110,220
                                                             =================    =================

Depreciation expense for the years ended July 31, 2000 and 1999 was $226,871 and $188,795, respectively.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

4.          CREDIT FACILITY

In September, 2000 the Company's line of credit was increased to $12,000,000 from a $7,500,000. The line of credit was increased to provide additional working capital to support the Company's additional sales. The line of credit is available for advances to finance working capital and the issuance of letters of credit. Advances under the line of credit are based on a borrowing formula equal to 80% of eligible domestic accounts receivable plus 70% of domestically-owned eligible inventory and 30% of components used for the assembly of gift items and baskets. Borrowings on inventory are capped based upon the Company's seasonal requirements and are limited to $7 million. Advances under the line of credit are further reduced by the aggregate amount of outstanding letters of credit which may not exceed $2.0 million. For the year interest accrued on such advances at LIBOR plus 1.85% (the rate at July 31, 2000 was 8.47%) and is payable monthly. The amended loan agreement accrues interest at LIBOR plus 2.50% and expires in March 2001. At July 31, 2000, the Company had borrowed $4,119,000 under the line of credit and had $1,667,881 in letters of credit outstanding. The line of credit is secured by the cash and cash equivalents, accounts receivable and inventories of the Company. During the years ended July 31, 2000 and 1999, the Company incurred and paid approximately $363,255 and $92,000 of interest expense on the line of credit, respectively.

The line of credit agreement contains various business and financial covenants, including, among other things, a minimum tangible net worth of $8,800,000 and a funds flow coverage in excess of 1.50. The Company was in violation of the funds flow coverage covenant at July 31, 2000. The bank has granted the Company a waiver of this covenant for the periods ending July 31, 2000.The Company believes that it will be in compliance with this covenant on October 31, 2000.

Average short term borrowings and the related interest rates are as follows:

                                                                  JULY 31, 2000       JULY 31, 1999
                                                                -----------------    -----------------
Borrowings under revolving line of credit at year end           $       4,119,000    $       1,938,448
Weighted average interest rate                                              7.84%                7.81%
Maximum month-end balance during period                         $       8,000,000    $       1,938,448
Average balance during the period                               $       4,495,714    $         761,957

5.          LETTERS OF CREDIT

The Company has available an irrevocable letter of credit of $935,000 with a bank, to be used for payments of principal portions of Virginia Revenue Bonds in the event the Company defaults on payment. The letter is collateralized by a first deed of trust and security interest in the Company's land, building and equipment. The letter of credit expires in 2006. The letter of credit agreement has a debt to worth and a debt coverage requirement as well as a limitation on dividends paid and on borrowings. The letter of credit agreement contains various business and financial covenants, including, among other things, a minimum debt coverage of 1.50 to 1.00. The Company was in violation of this covenant at July 31, 2000. The bank has granted the Company a waiver of this covenant for the year ended July 31, 2000. The Company believes that it will be in compliance with this covenant subsequent to July 31, 2000.

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

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

6.          LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                                JULY 31,
                                                                                --------------------------------------
                                                                                      2000                  1999
                                                                                -----------------      ---------------
Mecklenberg County, Virginia Variable Rate Demand Revenue
  Bonds issued on June 1, 1996; collateralized by an irrevocable
  Letter of credit (see Note 5); payable in varying annual amounts;
  To be redeemed in whole by June 1, 2006; interest at variable
  Market tax exempt rates (4.40% at July 31, 2000).                              $      715,000        $     790,000

Mecklenberg County, Virginia Revenue Bond issued on
  May 15, 1997; collateralized by an irrevocable letter of credit
  (see Note 5); payable in varying annual amounts; to be redeemed
  In whole by May 15, 2002; interest at variable market tax
  Exempt rates (4.40% at July 31, 2000).                                                260,000              390,000
                                                                                -----------------      ---------------
                                                                                        975,000            1,180,000
Less current maturities                                                                (210,000)            (205,000)
                                                                                -----------------      ---------------
Long-term portion                                                               $       765,000         $    975,000
                                                                                =================      ===============


The scheduled maturities of long-term debt are as follows:

                                                                AMOUNT
                                                           -----------------
Fiscal years ending July 31,
2001                                                        $      210,000
2002                                                               215,000
2003                                                                90,000
2004                                                                40,000
Thereafter                                                         420,000
                                                           -----------------
                             Total                          $      975,000
                                                           =================

7.          SUBORDINATED DEBT

Subordinated debt consists of the following:

                                                                                                JULY 31,
                                                                                --------------------------------------
                                                                                      2000                  1999
                                                                                -----------------      ---------------
Mecklenberg County, Virginia Industrial Development Authority
  Note; collateralized by second deed of trust on land, building and
  Equipment; payable in monthly installments of $4,644, including
  Interest of 7%, with a final payment of $239,193 due in
  June, 2001.                                                                    $      266,134         $    304,872

Lake Country Development Corporation Note; collateralized by
  Second deed of trust on land, building and equipment; payable in monthly installments of $5,480, including interest of 5.25%
  Beginning on April 1, 1997 and payable in full on June 1, 2001.                        58,459              119,654
                                                                                -----------------      ---------------
                                                                                        324,593              424,526

Less current maturities                                                                (324,593)             (96,444)
                                                                                -----------------      ---------------
Long-term portion                                                                $            0         $    328,082

8.           CAPITAL LEASE OBLIGATION

In May, 2000 the Company entered into a capital lease agreement with the New Bedford Redevelopment Authority to lease a 430,000 square foot building in New Bedford, Massachusetts. The facility will be used for assembly and storage of components. Under the terms of the lease the Company paid $400,000 up front and has commitments to pay rent of $25,000 per annum for years one and two and $41,666.66 per annum for years three to twenty. The Company has the option to purchase the building at any time during the lease for $1,200,000 less any amounts of rental payments made.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

Buildings and improvements includes $855,577, less amortization of $1,795 for the property lease that has been capitalized as of July 31, 2000. Lease amortization is included in depreciation expense.

Future minimum payments under the capital lease are as follows:

                                                                                      AMOUNT
                                                                                -----------------
Fiscal years ending July 31,
2001                                                                              $       25,000
2002                                                                                      27,778
2003                                                                                      41,667
2004                                                                                      41,667
Thereafter                                                                               659,721
                                                                                -----------------
                             Total                                                $      795,833
                             Less amount representing interest                          (344,420)
                                                                                -----------------


                             Present value of net minimum lease payments          $      451,413
                                                                                =================

9.          STOCK TRANSACTIONS

In November 1997, the Company adopted the 1998 Stock Option Plan (the "Plan"). Under the Plan, the Company may grant qualified and nonqualified stock options to selected employees, consultants and directors. Options vest over a three year period and have a ten year life. The Company has reserved 350,000 shares of common stock for issuance under the Plan. In August 2000, the Board of Directors approved increasing the number of shares available by 750,000 for a total of 1,100,000 as part of the Company's ongoing Employee Incentive Compensation Plan.

The following summary represents the activity under the Plan:

                                                                YEARS ENDED JULY 31,
                                          -----------------------------------------------------------------
                                                       2000                             1999
                                          -------------------------------  --------------------------------
                                                              AVERAGE                          AVERAGE
                                                             EXERCISE                          EXERCISE
                                             SHARES            PRICE           SHARES           PRICE
                                          --------------   --------------  ---------------  ---------------
Under option, beginning of year                 153,750        $5.95              143,750       $5.95
Granted                                         146,500        $3.00               10,000       $5.95
Exercised                                        -                                   -
Cancelled                                        10,000        $5.95                 -
                                          --------------                   ---------------
Under option, end of year                       290,250        $4.41              153,750       $5.95
                                          ==============                   ===============
Exercisable at end of year                       95,833        $5.95
                                          ==============

The options under the Plan granted in fiscal 1999 expire in March, 2008 and those granted in fiscal 2000 expire August 2, 2009.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123"), but it continues to measure compensation cost for the stock options using the intrinsic value method prescribed by APB Opinion No. 25. As allowable under SFAS 123, the Company used the Black-Sholes method to measure the compensation cost of stock options granted in 2000 with the following assumptions: Risk-free interest rate of 6.00%, a dividend payout rate of zero, and an expected option life of ten years, respectively. The volatility is 75%. Using these assumptions, the fair value of stock options granted during fiscal 2000 is $2.71.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

There were no adjustments made in calculating the fair value to account for vesting provisions, for non-transferability or risk of forfeiture. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated in the following table:

                                                                       YEARS ENDED JULY 31,
                                                    ---------------------------------------------------------------
                                                                 2000                             1999
                                                    ---------------------------------------------------------------
                                                         AS               PRO              AS              PRO
                                                      REPORTED           FORMA          REPORTED          FORMA
                                                    --------------   --------------  ---------------   ------------
Net income(loss)                                    $     156,084    $    (12,609)   $   (1,262,897)   $(1,345,484)

Basic and dilutive earnings(loss) per share         $        0.04    $       0.00    $        (0.34)   $     (0.36)

The Company has issued and outstanding 775,000 warrants to purchase shares of Class A common stock. The warrants are exercisable at $7.50 and expire on May 6, 2003.

10.         EARNINGS PER SHARE OF COMMON STOCK

The numerator in calculating both basic and diluted earnings per share for each period is reported net income. Common equivalent shares representing the common shares that would be issued on exercise of outstanding stock options and warrants reduced by the number of shares which could be purchased from the related exercise proceeds are not included in the denominator since their effect would be anti-dilutive.

11.          INCOME TAXES

The provision for income taxes in the statement of operations for the years ended July 31, 2000 and 1999 is as follows:

                                                                            JULY 31,
                                                              --------------------------------------
                                                                    2000                 1999
                                                              -----------------    -----------------
Current tax provision (benefit):
         Federal                                               $     39,000          $    (151,800)
         State                                                       11,000                (32,400)
         IRS Examination                                                  -                214,400
                                                              -----------------    -----------------
         Total current                                               50,000                 30,200

         Deferred tax                                                48,100               (349,900)
                                                               -----------------    -----------------
                Total taxes on income                          $     98,100          $    (319,700)
                                                              =================    =================

During the prior year, the IRS examined the tax returns for Sherwood
Brands, Inc. and Sherwood Brands Overseas, Inc. for tax years ended July 31, 1995 to July 31, 1997. The IRS has proposed an adjustment which the Company contests. The Company does not agree with the IRS position and is currently considering what actions it will take in the future to argue the case.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

The following summary reconciles taxes at the federal statutory rate with recorded tax expense (benefit):

                                                                                      JULY 31,
                                                                      ----------------------------------
                                                                            2000               1999
                                                                      ---------------    ---------------
Income taxes at the statutory rate                                    $       86,400     $     (538,000)
Increase (decrease) in taxes resulting from:
   Effect of untaxed income from foreign subsidiary                           (4,200)            40,000
   IRS Examination                                                               -              214,400
   State and local taxes, net of federal income tax benefit                   11,000            (79,000)
   Other                                                                       4,900             42,900
                                                                      ---------------    ---------------
            Total provision (benefit) for taxes                       $       98,100     $     (319,700)
                                                                      ===============    ===============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The principal items giving rise to the Company's net deferred tax assets and liabilities are as follows:

                                                                                    JULY 31,
                                                                      ------------------------------------
                                                                           2000                1999
                                                                      --------------       ---------------
Deferred tax assets
   Net operating loss carryforwards                                   $         -          $      257,000
   Purchase price allocation of fixed assets                                223,000               312,000
   Officers salary payable                                                   13,000                 9,000
   Allowance for doubtful accounts                                           34,000                22,000
   Allowance for customer credits                                            84,000                44,000
   Inventory obsolescence reserve                                           110,000               103,000
   Other                                                                     36,000                20,100
                                                                      --------------       ---------------
           Total deferred tax assets                                        500,000               767,100
                                                                      --------------       ---------------
Deferred tax liabilities
    Accumulated depreciation                                               (332,000)             (249,000)
    Purchase price allocation of inventory                                  (41,000)             (229,000)
    Accounts receivable service costs                                       (40,000)              (80,000)
    Settlement receivable                                                       -                 (74,000)
                                                                      --------------       ---------------
           Total deferred tax liabilities                                  (413,000)             (632,000)
                                                                      --------------       ---------------
Net deferred tax asset (liability)                                    $      87,000        $      135,100
                                                                      ==============       ===============
Net current deferred tax asset                                        $     196,000        $       72,100
                                                                      ==============       ===============
Net long-term deferred tax asset (liability)                          $    (109,000)       $       63,000
                                                                      ==============       ===============

At July 31, 2000 the Company had no net operating loss carryforwards for federal income tax purposes.

12.         COMMITMENTS AND CONTINGENCIES

The Company leases office space in Maryland, and office, warehouse and manufacturing facilities in Rhode Island. Rental expense under these leases aggregated approximately $674,960 and $309,611 for the years ended July 31, 2000 and 1999, respectively. The lease for office space in Rockville, MD is subject to annual increases based upon both certain allocated operating costs and increases in the Consumer Price Index.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

Future minimum rental commitments under operating leases as of July 31, 2000 are summarized in the following table:

               YEARS ENDED JULY 31,                                       AMOUNT
               --------------------                                       ------

                     2001                                               $127,477
                     2002                                                147,519
                     2003                                                150,384
                     2004                                                153,636
                     Thereafter                                          547,096
                                                                      ----------
                     Total                                            $1,126,112
                                                                      ==========

The Company is currently negotiating a renewal lease on its properties in Rhode Island.

The Company has entered into employment agreements with the Chief Executive Officer, Executive Vice President Finance and Secretary, and the Executive Vice President - Marketing and Product Development and Treasurer. The agreements expire on July 31, 2001. During the current fiscal year the agreements provided for annual base salaries of $315,000, $189,000 and $271,000, respectively. The base salary shall be increased each year by the greater of the percentage increase in sales for the last year or 5% and may be reviewed for merit increases by the Compensation Committee of the Board of Directors. In addition, such employment agreements entitle the executives to a portion of a bonus pool as determined by the Board of Directors equal to 15% of Company pre tax net income in excess of certain incremental earnings targets. If any of these executives is terminated without cause or upon a change in control of the Company, each is entitled to continue to receive his or her annual base salary for a period of three years, any accrued incentive compensation through the date of termination and certain other benefits. Each of the above listed executives is prohibited from competing with the Company for the duration of his or her respective employment agreement, and if terminated or upon voluntary resignation, for one year thereafter.

The Company has filed claims against the receiver of the E. Rosen Company to compel payment of certain administrative claims and expenses. The Company records amounts for recoveries from certain third parties when those amounts are probable of realization. The Company has recorded a receivable of $90,000 at July 31, 2000, based on the allocation of certain expenses which it believes are recoverable. These amounts are included in Other Current Assets in the accompanying consolidated balance sheet.

13.         EMPLOYEE BENEFIT PLANS

The Company has established a 401(k) and Profit Sharing Plan ("401(k) Plan") for all eligible employees. There were no contributions in 2000 or 1999.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)

14.         SUPPLEMENTAL CASH FLOWS DISCLOSURE

Cash paid for interest amounted to $434,978 and $153,832 for the years ended July 31, 2000 and 1999, respectively.

Cash paid for income taxes amounted to $395,900 and $328,015 for the years ended July 31, 2000 and 1999, respectively.

Building acquired through capital lease amounted to $445,577 for the year ended July 31, 2000.

15.         CONCENTRATION OF CREDIT RISK AND EXPORT SALES

The Company currently purchases most of its contract manufactured products from third-party sources located in Argentina, Austria, Belgium and Holland. The Company has a variety of customers, including mass merchandisers, drug stores and grocery stores throughout the United States and abroad. For the year ended July 31, 2000 a single customer accounted for approximately 15% of the Company's net sales. For the year ended July 31, 1999 a different customer accounted for approximately 12% of the Company's total sales.

Export sales for the years ended July 31, 2000 and 1999, were approximately $588,000 and $1,120,000 respectively. The majority of export sales are made to Canada.

16.         PRE-PRODUCTION COSTS

During the year ended July 31, 2000 the Company did not incur any pre-production costs. During the year ended July 31, 1999, the Company incurred $213,112 costs relating to the development of its production facilities for its Demitasse(R) and candy product lines in Chase City, VA. These costs consist of parts and supplies, assembly salaries, sub-contract labor, and direct labor.

17.         ADVERTISING COSTS

Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were $716,436 and $698,498 for the years ended July 31, 2000 and 1999, respectively.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE BEGINNING    CHARGED TO COSTS                        BALANCE AT END
             DESCRIPTION                    OF PERIOD          AND EXPENSES         DEDUCTION          OF PERIOD
----------------------------------      -----------------   -----------------   ----------------     ----------------
Year ended July 31, 1998
   Allowance for doubtful accounts      $         23,400    $         83,100    $        (66,500)      $  40,000

Reserve for slow moving inventory       $         18,200    $         21,800    $             -        $  40,000

Year ended July 31, 1999
   Allowance for doubtful accounts      $         40,000    $         33,570    $         (5,624)      $  67,946

Reserve for slow moving inventory       $         40,000    $        255,141    $             -        $ 295,141

Year ended July 31, 2000
   Allowance for doubtful accounts      $         67,946    $        201,293    $       (154,239)      $ 115,000

Reserve for slow moving inventory       $        295,141    $         19,918    $             -        $ 315,059

                                 EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------

 21.1                   Subsidiaries of the Registrant

 27.1                   Financial Data Schedule