Form 10-Q
period 2000-10-31
SHERWOOD BRANDS INC
filed 2000-12-15
CIK 1053178

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

    For the quarterly period ended: 10/31/00 Commission file number: 1-14091

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

As of December 15, 2000 there were 2,700,000 shares of Class A Common stock and 1,000,000 shares of Class B Common Stock, par value $0.01 per share, of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [ ]    No [X]

SHERWOOD BRANDS, INC.

INDEX

PART I    FINANCIAL INFORMATION

         Item 1.   FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - October 31, 2000
                  (unaudited) and July 31, 2000

                  Consolidated Statements of Operations - Three months ended October 31, 2000 and 1999 (unaudited)

                  Consolidated Statements of Cash Flows - Three months ended October 31, 2000 and 1999 (unaudited)

                  Notes to Consolidated Financial Statements

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II   OTHER INFORMATION

         Item 1.   Legal Proceedings

         Item 3.   Quantitative and Qualitative Disclosures about Market Risk

         Item 6.   Exhibits and Reports on form 8-K
                    (a) Exhibit 27.    Financial Data Schedule
                    (b) The Company did not file any reports on Form 8K during the quarter ended October 31, 2000.

SIGNATURES

--------------------------------------------------------------------------------
                                                                          Page 2

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

UNAUDITED                                                   OCTOBER 31, 2000  JULY 31, 2000
                                                            -------------------------------
                                                              (UNAUDITED)      (AUDITED)
                                                              -----------     -----------
                                     ASSETS
Current assets
   Cash and cash equivalents                                  $   176,945     $   641,497
   Accounts receivable, less allowance of $214,360 and
   $115,000                                                    13,232,546       2,094,694
   Inventory                                                   15,370,542      12,683,575
   Income taxes receivable                                        407,487         407,237
   Other current assets                                           388,293         288,934
   Deferred taxes on income                                       196,000         196,000
                                                              -----------     -----------
Total current Assets                                           29,771,813      16,311,937

Net property and equipment                                      4,576,238       4,245,848

Other assets                                                       64,846          61,106
                                                              -----------     -----------
TOTAL ASSETS                                                  $34,412,897     $20,618,891
                                                              ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Line of credit                                             $10,000,000     $ 4,119,000
   Current portion of long-term debt                              202,825         210,000
   Current portion of subordinated debt                           331,072         324,593
   Current portion of capital lease obligation                       -             31,245
   Accounts payable                                             9,171,604       4,523,899
   Accrued expenses                                             1,987,381       1,032,935
   Income taxes payable                                           906,678          50,000
                                                              -----------     -----------
Total current liabilities                                      22,599,560      10,291,672

Long-term debt                                                    765,000         765,000
Capital lease obligation                                          424,332         424,332
Deferred taxes on income                                          109,000         109,000
                                                              -----------     -----------
TOTAL LIABILITIES                                              23,897,892      11,590,004
                                                              -----------     -----------
Stockholders' equity
    Preferred stock, $.01 par value, 5,000,000 shares
       authorized; no shares issued or outstanding                     --              --
    Common stock, Class A, $.01 par value, 30,000,000
       shares authorized, 2,700,000 shares
       issued and outstanding                                      27,000          27,000
    Common stock, Class B, $.01 par value, 5,000,000 shares
      authorized, 1,000,000 shares issued and outstanding          10,000          10,000
Additional paid-in-capital                                      7,973,538       7,973,538
Retained earnings                                               2,504,467       1,018,349
                                                              -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                     10,515,005       9,028,887

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $34,412,897     $20,618,891
                                                              ===========     ===========

See accompanying summary of accounting policies and notes to consolidated financial statements

--------------------------------------------------------------------------------

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED                                        THREE MONTHS ENDED OCTOBER 31,
                                                 ------------------------------
                                                    2000               1999
                                                 ------------      ------------
Net sales                                        $ 19,733,398      $ 12,865,846

Cost of sales                                      13,532,376         8,896,417
                                                 ------------      ------------
Gross profit                                        6,201,022         3,969,429
                                                 ------------      ------------
Selling, general and administrative expenses        2,486,335         1,685,425
Salaries and related expenses                       1,218,066           763,765
                                                 ------------      ------------
Total operating expenses                            3,704,401         2,449,190
                                                 ------------      ------------
Income from operations                              2,496,621         1,520,239
                                                 ------------      ------------
Other income (expense)
   Interest income                                      6,851             7,071
   Interest expense                                  (120,593)          (62,711)
   Other income (expense)                             (40,083)          441,092
                                                  ------------     ------------
Total other income (expense)                         (153,825)          385,452
                                                  ------------     ------------
Income before provision for taxes on income         2,342,796         1,905,691
Provision for taxes on income                         856,678           698,702
                                                  -----------      ------------
Net income                                        $ 1,486,118      $  1,206,989
                                                  -----------      ------------
Net income per share - basic                      $      0.40      $       0.33
                     - diluted                           0.39              0.33
                                                  -----------      ------------
Weighted average shares outstanding - basic         3,700,000         3,700,000
                                    - diluted       3,774,456         3,700,000
                                                  ===========      ============

See accompanying summary of accounting policies and notes to consolidated financial statements.

--------------------------------------------------------------------------------

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED                                                        THREE MONTHS ENDED
                                                             ----------------------------
                                                             OCTOBER 31,      OCTOBER 31,
                                                                2000              1999
                                                             -----------      -----------
Cash flows used in operating activities
   Net income                                                $  1,486,118      $ 1,206,989
   Adjustments to reconcile net income to net
   cash provided by (used in) operating activities
      Depreciation expense                                         81,333           59,084
      Deferred income taxes                                           -            244,533
      Unrealized loss (gain) on foreign currency exchange             -             (3,811)
      Provision for doubtful accounts                              99,360           81,307

(Increase) decrease in assets
       Accounts receivables                                   (11,237,212)      (5,827,323)
       Inventory                                               (2,686,967)        (844,638)
       Other current assets                                       (99,359)         523,270
       Other assets                                                (3,990)            --
   Increase (decrease) in liabilities
       Accounts payable                                         4,647,705        2,298,935
       Accrued expenses                                           954,446         (255,646)
       Income taxes payable                                       856,678           20,908
                                                             ------------      -----------
Net cash provided by (used in) operating activities            (5,901,888)      (2,496,392)

Cash flows from investing activities
        Capital expenditures                                     (411,723)        (114,529)
                                                             ------------      -----------
Net cash used in investing activities                            (411,723)        (114,529)
                                                             ------------      -----------
Cash flows from financing activities
   Net borrowings on line of credit                             5,881,000        3,061,135
   Payments on debt                                               (31,941)         (26,868)
                                                             ------------      -----------
Net cash provided by financing activities                       5,849,059        3,034,267
                                                             ------------      -----------
Net increase (decrease) in cash and cash equivalents             (464,552)         423,346
Cash and cash equivalents, at beginning of period                 641,497          657,791
                                                             ------------      -----------
Cash and cash equivalents, at end of period                  $    176,945      $ 1,081,137
                                                             ============      ===========

See accompanying summary of accounting policies and notes to consolidated financial statements

--------------------------------------------------------------------------------

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report and Form 10-KSB dated October 24, 2000.

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

3.       INTERIM FINANCIAL INFORMATION

The financial information as of October 31, 2000 and for the three months ended October 31, 2000 and 1999 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

4.       INVENTORY

Inventory consists of raw materials, packaging materials, components used in assembly, work- in- process and finished goods and is stated at the lower of cost or market. Cost is determined by the FIFO (first-in, first-out) method.

--------------------------------------------------------------------------------

Inventory consists of the following:
                                                   OCTOBER 31        JULY 31
                                                      2000            2000
                                                   -----------    -----------
                                                   (UNAUDITED)      (AUDITED)
                                                   -----------    -----------
          Raw materials and ingredients            $   681,777    $   546,006

          Components used in assembly                2,279,589      2,389,504

          Packaging materials                        1,955,960      1,715,479

          Work-in-process and
            Finished product                        11,154,415      8,347,645
                                                    ----------    -----------
                                                    16,071,741     12,998,634
          Less reserve for inventory allowance        (833,949)      (315,059)
                                                   -----------    -----------
                                                   $15,370,542    $12,683,575
                                                   ===========    ===========
5.       USE OF ESTIMATES

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

6.       INCOME TAXES

The income tax rate utilized on an interim basis is based on the Company's estimate of the effective income tax rate for the fiscal year ending July 31, 2001 which approximates 37%.

7.       STOCKHOLDERS' EQUITY

On August 4,2000 the Company granted options to buy 19,500 shares to its three outside directors and 582,920 shares to its executive and management team. The options granted were under the 1998 Stock Option Plan which was amended to increase the number of options which can be issued from 350,000 to 1,100,000. The Board of Directors approved the amendment to the Stock Option Plan in order to allow additional options for performance based compensation awards to all employees. The options have an exercise price of $1.625 and expire July 30, 2010. Options granted in prior years have various exercise prices in excess of $3.00 per share.

8.       LEGAL SETTLEMENT

On October 6, 1999 the Company settled a trademark infringement suit which it had initiated. The settlement resulted in a one-time cash receipt to the Company in the amount of $350,000.

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Information Regarding Forward-Looking Statements

This Quarterly Report on From 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described under "Risk Factors" in the Company's Registration Statement on Form SB-2, filed with the Commission on May 11, 1998. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Quarterly Report on From 10-Q, whether as a result of new information, future events or circumstances or otherwise.

Results of Operations

THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999

Net sales for the three months ended October 31, 2000 and 1999 were $19,733,398 and $12,865,846 respectively. Net sales increased 53% primarily due to higher sales of gift baskets, gift items and candies. Sam's Club and Dollar General accounted for 37% and 12% of the sales for the first quarter. Gross profit for the first quarter increased to $6,201,022 from $3,969,429 and increased to 31.4% from 30.8% as a percent of sales.

Selling, general and administrative expenses increased to $2,486,335 from $1,685,425 and remained the same 13% as a percent of sales largely due to the additional freight, commissions and advertising expenses associated with the higher sales volume and higher lease payments for the Rhode Island properties.

Salaries and related expenses increased to $1,218,066 from $763,765 or 6% as a percent of sales for both quarters due to the addition of new management employees at both the Maryland and Rhode Island operations as well as higher management salaries.

As a result, operating expenses increased to $3,704,401 from $2,449,190 or 19% as a percent of sales.

Income from operations for the three months ended October 31, 2000 was $2,496,621 compared to $1,520,239 for the prior year's comparable quarter.

Interest income decreased to $6,851 from $7,071. Interest expenses increased to $120,593 from $62,711 due to working capital requirements to support higher sales. Other income (expense) decreased to an expense of $40,083 from income of $441,092 primarily due to the receipt of a $350,000 settlement arising out of a trademark infringement suit the company initiated in the prior year's quarter.

The income tax rate utilized for the current quarter is based on the Company's estimate of the effective tax rate for the fiscal year ending July 31, 2001 which approximates 37%.

As a result of the foregoing the Company earned net income of $1,486,118 for the three months ended October 31, 2000 compared to net income of $1,206,989 for the prior comparable quarter.

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements have been to fund the purchase, manufacture and commercialization of its products. The Company finances its operation and manufacturing with cash flow from operations and bank financing. The Company's working capital at October 31, 2000 and July 31, 2000 was $7,172,253 and $6,020,265 respectively.

Net cash used in operating activities for the nine months ended October 31, 2000 and 1999, respectively was $5,901,888 and $2,496,392. The increase in cash used by operating activities was due to increases in the Company's inventory and accounts receivable accounts which were caused by the additional sales activity.

Net cash used in investing activities increased to $411,723 from $114,529, primarily due to the acquisition of equipment purchases and capital improvements for the Company's new location in New Bedford, Massachusetts.

Net cash provided by financing activities increased to $5,849,059 from $3,034,267 primarily due to additional borrowings on the Company's line of credit to finance working capital needs. The Company fully utilized its $10,000,000 line of credit due to the seasonal needs to purchase inventory to meet sales orders.

Principal payments for the Company's long-term debt for the twelve months ending October 31, 2001 are $504,651. The Company believes that cash provided by operations will be sufficient to finance its operations and fund debt service requirements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate line of credit, the Company is exposed to the risk of rising interest rates. The $10,000,000 line of credit had an interest rate ranging from 8.47% to 9.12% for the three months ended October 31,2000. The Company's long term debt is at variable market tax exempt rates, which expose the Company to fluctuations in the market. However, since the rate is based on the tax exempt rate, it is below the market rate.

--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SHERWOOD BRANDS, INC.

Date:    December 15, 2000          /s/ Uziel Frydman
                                        President and Chief Executive Officer

Date:    December 15, 2000          /s/ Anat Schwartz
                                        Executive Vice President - Finance and
                                        Secretary

--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

EXHIBIT          EXHIBIT DESCRIPTION
-------          -------------------
  27             Financial Data Schedule