Form 10-Q
period 2001-01-31
SHERWOOD BRANDS INC
filed 2001-03-15
CIK 1053178

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

    For the quarterly period ended: 01/31/01 Commission file number: 1-14091

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

As of March 15, 2001 there were 2,700,000 shares of Class A Common stock and 1,000,000 shares of Class B Common Stock, par value $0.01 per share, of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [ ]    No [X]

SHERWOOD BRANDS, INC.

INDEX

PART I    FINANCIAL INFORMATION

         Item 1.   FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - January 31, 2001
                  (unaudited) and July 31, 2000

                  Consolidated Statements of Operations - Three months and six months ended January 31, 2001 and 2000 (unaudited)

                  Consolidated Statements of Cash Flows - Six months ended January 31, 2001 and 2000 (unaudited)

                  Notes to Consolidated Financial Statements

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II   OTHER INFORMATION

         Item 1.   Legal Proceedings

         Item 3.   Quantitative and Qualitative Disclosures about Market Risk

         Item 4.   Submission of Matters to a Vote of Security Holders

         Item 6.   Exhibits and Reports on Form 8-K
                    (a) Exhibit 27.    Financial Data Schedule
                    (b) The Company did not file any reports on Form 8K during the quarter ended January 31, 2001.

SIGNATURES

--------------------------------------------------------------------------------
                                                                          Page 2

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

UNAUDITED                                                   JANUARY 31, 2001  JULY 31, 2000
                                                            -------------------------------
                                                              (UNAUDITED)      (AUDITED)
                                                              -----------     -----------
                                     ASSETS

Current assets
   Cash and cash equivalents                                  $   428,756     $   641,497
   Accounts receivable, less allowance of $304,074 and
   $115,000                                                     9,298,015       2,094,694
   Inventory                                                   13,105,804      12,683,575
   Income taxes receivable                                        320,487         407,237
   Other current assets                                           326,257         288,934
   Deferred taxes on income                                       196,000         196,000
                                                              -----------     -----------
Total current assets                                           23,675,319      16,311,937

Net property and equipment                                      4,627,908       4,245,848

Other assets                                                       58,586          61,106
                                                              -----------     -----------
TOTAL ASSETS                                                  $28,361,813     $20,618,891
                                                              ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Line of credit                                             $ 5,981,000     $ 4,119,000
   Current portion of long-term debt                              210,000         210,000
   Current portion of subordinated debt                           277,689         293,348
   Current portion of capital lease obligation                     31,245          31,245
   Accounts payable                                             5,300,566       4,555,144
   Accrued expenses                                             2,579,479       1,032,935
   Income taxes payable                                         1,244,578          50,000
                                                              -----------     -----------
Total current liabilities                                      15,624,557      10,291,672

Long-term debt                                                    765,000         765,000
Capital lease obligation                                          409,751         424,332
Deferred taxes on income                                          109,000         109,000
                                                              -----------     -----------
TOTAL LIABILITIES                                              16,908,308      11,590,004
                                                              -----------     -----------
Stockholders' equity

    Preferred stock, $.01 par value, 5,000,000 shares
       authorized; no shares issued or outstanding                     --              --
    Common stock, Class A, $.01 par value, 30,000,000
       shares authorized, 2,700,000 shares
       issued and outstanding                                      27,000          27,000
    Common stock, Class B, $.01 par value, 5,000,000 shares
      authorized, 1,000,000 shares issued and outstanding          10,000          10,000
Additional paid-in-capital                                      7,973,538       7,973,538
Retained earnings                                               3,442,967       1,018,349
                                                              -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                     11,453,505       9,028,887

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $28,361,813     $20,618,891
                                                              ===========     ===========

See accompanying summary of accounting policies and notes to consolidated financial statements

--------------------------------------------------------------------------------
                                                                          Page 3

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED                                      THREE MONTHS ENDED JANUARY 31,       SIX MONTHS ENDED JANUARY 31,
                                               ------------------------------      -----------------------------
                                                   2001              2000             2001               2000
                                                -----------       ----------       -----------       -----------

Net sales                                       $20,823,008      $10,161,858       $40,556,406       $23,027,704
Cost of sales                                    14,442,778        7,342,142        27,975,154        16,238,559
                                                -----------       ----------       -----------       -----------
Gross profit                                      6,380,230        2,819,716        12,581,252         6,789,145
                                                -----------       ----------       -----------       -----------
Selling, general and administrative expenses      3,232,448        2,112,393         5,718,783         3,797,818
Salaries and related expenses                     1,433,457          922,547         2,651,523         1,686,312
                                                -----------       ----------       -----------       -----------
Total operating expenses                          4,665,905        3,034,940         8,370,306         5,484,130
                                                -----------       ----------       -----------       -----------
Income (loss) from operations                     1,714,325         (215,224)        4,210,946         1,305,015
                                                -----------       ----------       -----------       -----------
Other income (expense)
   Interest income                                    1,160            5,253             8,011            12,324
   Interest expense                                (229,344)        (112,504)         (349,937)         (175,215)
   Other (expense) income                            (4,744)          84,386           (44,827)          525,478
                                                -----------       ----------       -----------       -----------
Total other (expense) income                       (232,928)         (22,865)         (386,753)          362,587
                                                -----------       ----------       -----------       -----------
Income (loss) before provision (benefit)
  for taxes on income                             1,481,397         (238,089)        3,824,193         1,667,602
Provision (benefit) for taxes on income             542,900         (110,384)        1,399,578           588,318
                                                -----------       ----------       -----------       -----------
Net income (loss)                               $   938,497       $ (127,705)      $ 2,424,615       $ 1,079,284
                                                -----------       ----------       -----------       -----------
Net income (loss) per share-basic               $      0.25       $    (0.03)      $      0.66       $      0.29
                           -diluted                    0.24            (0.03)             0.63              0.29
                                                -----------       ----------       -----------       -----------
Weighted average shares outstanding-basic         3,700,000        3,700,000         3,700,000         3,700,000
                                   -diluted       3,884,491        3,700,000         3,835,583         3,700,000
                                                ===========       ==========       ===========       ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.

--------------------------------------------------------------------------------
                                                                          Page 4

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED                                                        SIX MONTHS ENDED
                                                             ----------------------------
                                                             JANUARY 31,      JANUARY 31,
                                                                2001              2000
                                                             -----------      -----------
Cash flows used in operating activities
   Net income                                                $ 2,424,615      $ 1,079,284
   Adjustments to reconcile net income to net
   cash provided by (used in) operating activities
      Depreciation expense                                       174,170          120,968
      Deferred income taxes                                           --          244,533
      Unrealized loss (gain) on foreign currency exchange             --               --
      Provision for doubtful accounts                            189,074           94,125

(Increase) decrease in assets
       Accounts receivables                                   (7,392,395)      (2,746,594)
       Inventory                                                (422,229)      (5,254,609)
       Other current assets                                       49,430          385,818
       Other assets                                                2,520               --
   Increase (decrease) in liabilities
       Accounts payable                                          745,422        1,341,083
       Accrued expenses                                        1,546,544          159,388
       Income taxes payable                                    1,194,578               --
                                                             ------------      -----------
Net cash (used in) operating activities                       (1,488,271)      (4,576,004)

Cash flows from investing activities
        Capital expenditures                                    (556,230)        (164,758)
                                                             ------------      -----------
Net cash used in investing activities                           (556,230)        (164,758)
                                                             ------------      -----------
Cash flows from financing activities
   Net borrowings on line of credit                             1,862,000        5,347,474
   Payments on debt                                               (30,240)         (50,867)
                                                             ------------      -----------
Net cash provided by financing activities                       1,831,760        5,296,607
                                                             ------------      -----------
Net increase (decrease) in cash and cash equivalents             (212,741)         555,846
Cash and cash equivalents, at beginning of period                 641,497          657,791
                                                             ------------      -----------
Cash and cash equivalents, at end of period                  $    428,756      $ 1,213,636
                                                             ============      ===========

See accompanying summary of accounting policies and notes to consolidated financial statements

--------------------------------------------------------------------------------
                                                                          Page 5

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

2.       ORGANIZATION AND DESCRIPTION OF BUSINESS

Sherwood Brands, Inc. (formerly Sherwood Foods, Inc.) was incorporated in December 1982 in the state of North Carolina. Sherwood Brands, Inc. manufactures its own lines of confectionery products and demitasse\registered trademark\ biscuits.

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

3.       INTERIM FINANCIAL INFORMATION

The financial information as of January 31, 2001 and for the three months and six months ended January 31, 2001 and 2000 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

--------------------------------------------------------------------------------
                                                                          Page 6

4.       INVENTORY

Inventory consists of raw materials, packaging materials, components used in assembly, work- in- process and finished goods and is stated at the lower of cost or market. Cost is determined by the FIFO (first-in, first-out) method.

Inventory consists of the following:
                                                   JANUARY 31        JULY 31
                                                      2001            2000
                                                   -----------    -----------
                                                   (UNAUDITED)      (AUDITED)
                                                   -----------    -----------
          Raw materials and ingredients            $   767,544    $   546,006

          Components used in assembly                2,352,597      2,389,504

          Packaging materials                        2,272,051      1,715,479

          Work-in-process and
            Finished product                         8,698,612      8,347,645
                                                    ----------    -----------
                                                    14,090,804     12,998,634
          Less reserve for inventory allowance        (985,000)      (315,059)
                                                   -----------    -----------
                                                   $13,105,804    $12,683,575
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

7.       STOCKHOLDERS' EQUITY

On August 4, 2000 the Company granted options to buy 19,500 shares to its three outside directors and 582,920 shares to its executive and management team. The options have an exercise price of $1.625 and expire July 30, 2010. On December 11, 2000 the Company granted additional options to buy 10,500 shares to its three outside directors at an exercise price of $2.3125 and expire on December 11, 2010. The exercise prices reflect the fair market value of the common stock on the day of the respective grants. The options were granted under the 1998 Stock Option Plan which has been amended to increase the number of options which can be issued from 350,000 to 1,500,000. There are approximately 500,000 additional options to buy shares available for grant. Options granted in prior years have various exercise prices in excess of $3.00 per share.

8.       LEGAL SETTLEMENT

On October 6, 1999 the Company settled a trademark infringement suit which it had initiated. The settlement resulted in a payment to the Company of $350,000, which was recorded in fiscal 2000.

--------------------------------------------------------------------------------
                                                                          Page 7

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Information Regarding Forward-Looking Statements

This Quarterly Report on From 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described under "Risk Factors" in the Company's Registration Statement on Form

SB-2, filed with the Commission on May 11, 1998 and in subsequent filings. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

Results of Operations

THREE MONTHS ENDED January 31, 2001 AND 2000

Net sales for the three months ended January 31, 2001 and 2000 were $20,823,008 and $10,161,858 respectively. Net sales doubled primarily due to higher sales of gift baskets, new gift items and existing as well as new products such as the Kastins line of candies. The Kastins candy line was acquired at the end of the prior fiscal year. The Company introduced a new line of gourmet jelly beans and chewing gum. Sam's Club and Wal-Mart accounted for approximately 25% and 15% of the sales for the second quarter of the current fiscal year. Gross profit for the second quarter increased to $6,380,230 from $2,819,716 and increased to 31% from 28% as a percent of sales. The improved gross margin was largely attributable to improved production efficiencies as a result of the additional available labor in the new Massachusetts facility which reduced the Company's utilization of overtime and subcontract labor.

Selling, general and administrative expenses increased to $3,232,448 from $2,112,393 and decreased to 16% from 21% as a percent of sales. The increase was largely due to the additional freight, commissions and advertising expenses associated with the higher sales volume.

Salaries and related expenses increased to $1,433,457 from $922,547 but decreased to 7% from 9% as a percent of sales. The increase was due to the addition of new management and non-management employees as well as increased salaries. In addition the Company has accrued $300,000 for a company wide performance based bonus which is payable at the end of the fiscal year if the Company achieves certain performance targets. The bonus is subject to adjustment based on actual year end results.

As a result, operating expenses increased to $4,665,905 from $3,034,940 but declined to 22% from 30% as a percent of sales.

Income from operations for the three months ended January 31, 2001 was $1,714,325 compared to a loss of $215,224 for the prior year's comparable quarter.

Interest income decreased to $1,160 from $5,253. Interest expense increased to $229,344 from $112,504 due to working capital requirements to support higher sales. Other (expense) income decreased to an expense of $4,744 from income of $84,386 primarily due to the collection of an insurance claim in the prior year.

The income tax rate utilized for the current quarter is based on the Company's estimate of the effective tax rate for the fiscal year ending July 31, 2001 which approximates 37%.

--------------------------------------------------------------------------------
                                                                          Page 8

As a result of the foregoing the Company earned net income of $938,497 for the three months ended January 31, 2001 compared to net loss of $127,705 for the prior comparable quarter.

SIX MONTHS ENDED JANUARY 31, 2001 AND 2000

Net sales for the six months ended January 31, 2001 and 2000 were $40,556,406 and $23,027,704 respectively. Net sales increased 76% primarily due to higher sales of gift baskets, gift items and candies. Sales of new products including Kastins candies and a new line of gourmet jelly beans accounted for approximately 7% of the sales for the six months. Sam's Club, Wal-Mart and Dollar General accounted for approximately 22%, 13% and 9% of the sales for the six months period, respectively. Gross profit for the six months increased to $12,581,252 from $6,789,145 and increased to 31% from 29% as a percent of sales. The improved gross margin was attributable to improved production efficiencies largely associated with the availability of labor in the Rhode Island and new Massachusetts facilities.

Selling, general and administrative expenses increased to $5,718,783 from $3,797,818 and decreased to 14% from 16% as a percent of sales. The increase was largely due to the additional freight, commissions and advertising expenses associated with the higher sales volume and higher lease payments for the Rhode Island properties.

Salaries and related expenses increased to $2,651,523 from $1,686,312 or 7% as a percent of sales for both quarters due to the addition of new management employees at both the Maryland and Rhode Island operations as well as higher management salaries. In addition, the Company accrued $500,000 for a company wide performance based bonus which is payable at the end of the fiscal year if certain performance criteria are achieved. The amount of the bonus will be adjusted based on final year end results.

As a result, operating expenses increased to $8,370,306 from $5,484,130 but decreased to 21% from 24% as a percent of sales.

Income from operations for the six months ended January 31, 2001 was $4,210,946 compared to $1,305,015 for the prior year's comparable period.

Interest income decreased to $8,011 from $12,324. Interest expenses increased to $349,937 from $175,215 due to working capital requirements to support higher sales. Other income (expense) decreased to an expense of $44,827 from income of $525,478 primarily due to the receipt of a $350,000 settlement arising out of a trademark infringement suit the company initiated in the prior year's period.

The income tax rate utilized for the current quarter is based on the Company's estimate of the effective tax rate for the fiscal year ending July 31, 2001 which approximates 37%.

As a result of the foregoing the Company earned net income of $2,424,615 for the six months ended January 31, 2001 compared to net income of $1,079,284 for the prior comparable period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements have been to fund the purchase, manufacture and commercialization of its products. The Company finances its operation and manufacturing with cash flow from operations and bank financing. The Company's working capital at January 31, 2001 and July 31, 2000 was $8,050,762 and $6,020,265 respectively.

Net cash used in operating activities for the six months ended January 31, 2001 and 2000, respectively was $1,488,271 and $4,576,004. The decrease in cash used by operating activities was due to increases in the Company's inventory and accounts receivable accounts which were caused by the additional sales activity off

--------------------------------------------------------------------------------
                                                                          Page 9
set by increases in net income, taxes payable and accrued expenses.

Net cash used in investing activities increased to $556,230 from $164,758, primarily due to the acquisition of equipment purchases and capital improvements for the Company's new location in Massachusetts.


Net cash provided by financing activities decreased to $1,832,000 from $5,296,607 primarily due to reduced reliance on borrowings on the Company's line of credit to finance working capital needs. The Company has availability of approximately $4,000,000 on its

$10,000,000 line of credit to meet any additional seasonal needs to purchase and manufacture inventory to meet sales orders.

Principal payments for the Company's long-term debt for the twelve months ending January 31, 2002 are $487,689. The Company believes that cash provided by operations will be sufficient to finance its operations and fund debt service requirements.

SEASONALITY

The Company's sales typically increase toward the second half of the calendar year principally due to the holiday season.

INFLATION

The Company does not believe that inflation has had a significant impact on the Company's results of operations for the periods presented.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is from time to time involved in litigation incidental to the conduct of its business. The Company is currently plaintiff in several actions. Management believes the outcomes of these actions, individually or in the aggregate, if decided adversely, would not have a material adverse effect on the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate line of credit, the Company is exposed to the risk of rising interest rates. The $10,000,000 line of credit had an interest rate ranging from 8.07% to 9.28% for the six months ended January 31, 2001. The Company's long term debt is at variable market tax exempt rates, which expose the Company to fluctuations in the market. However, since the rate is based on the tax exempt rate, it has been below the market rate.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders (the "Meeting") of the Company was held on December 11, 2000.

(b)      Not applicable because:

         (i) Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.

         (ii) There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement dated November, 2000; and

         (iii) All such nominees were elected.

--------------------------------------------------------------------------------
                                                                         Page 10

(c)      The matters voted on at the Meeting consisted of the following:

         (i) The election of five members to the Company's Board of Directors. The name of each nominee for the election and the number of shares voted and withheld for such nominee, as well as the number of broker non-votes with respect to such nominee, are set forth below:

         NAME                     FOR            WITHHELD      NON-VOTES
         ----                  ---------         --------      ---------
         Uziel Frydman         9,595,813*         3,000         101,187
         Amir Frydman          9,595,813*         3,000         101,187
         D. A. Cummins         9,595,813*         3,000         101,187
         Jean E. Clary         9,595,813*         3,000         101,187
         Jason Adelman         9,595,813*         3,000         101,187

       *Includes 1 million Class B Common Stock which carries 7 votes per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SHERWOOD BRANDS, INC.

Date:    March 15, 2001            /s/ Uziel Frydman
                                       --------------
                                       President and Chief Executive Officer

Date:    March 15, 2001            /s/ Anat Schwartz
                                       -------------
                                        Executive Vice President - Finance and
                                        Secretary

                                  EXHIBIT INDEX

EXHIBIT          EXHIBIT DESCRIPTION
-------          -------------------
  27             Financial Data Schedule