Form 10-Q
period 2001-04-30
SHERWOOD BRANDS INC
filed 2001-06-14
CIK 1053178

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934

    For the quarterly period ended: 04/30/01 Commission file number: 1-14091

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [_]

As of June 15, 2001 there were 2,700,000 shares of Class A Common stock and 1,000,000 shares of Class B Common Stock, par value $0.01 per share, of the registrant outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [_]    No [X]

SHERWOOD BRANDS, INC.

INDEX

PART I    FINANCIAL INFORMATION

         Item 1.   FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - April 30, 2001
                  (unaudited) and July 31, 2000

                  Consolidated Statements of Operations - Three months and nine months ended April 30, 2001 and 2000 (unaudited)

                  Consolidated Statements of Cash Flows - Nine months ended April 30, 2001 and 2000 (unaudited)

                  Notes to Consolidated Financial Statements

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II   OTHER INFORMATION

         Item 1.   Legal Proceedings

         Item 3.   Quantitative and Qualitative Disclosures about Market Risk

         Item 6.   Exhibits and Reports on form 8-K
                    (a) Exhibit 27.  Financial Data Schedule
                    (b) The Company did not file any reports on Form 8K during the quarter ended April 30, 2001.

SIGNATURES

--------------------------------------------------------------------------------

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


UNAUDITED                                                   April 30, 2001  JULY 31, 2000
                                                            -----------------------------
                                                             (UNAUDITED)       (AUDITED)
                                                            -------------     -----------
                                     ASSETS
Current assets
   Cash and cash equivalents                                  $   525,017     $   641,497
   Accounts receivable, less allowance of $360,046 and
     $115,000                                                   5,453,523       2,094,694
   Inventory                                                    9,555,443      12,683,575
   Income taxes receivable                                        135,187         407,237
   Other current assets                                           477,315         288,934
   Deferred taxes on income                                       196,000         196,000
                                                              -----------     -----------
Total current assets                                           16,342,485      16,311,937

Net property and equipment                                      4,730,265       4,245,848

Other assets                                                       57,326          61,106
                                                              -----------     -----------
TOTAL ASSETS                                                  $21,130,076     $20,618,891
                                                              ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Line of credit                                             $ 2,022,000     $ 4,119,000
   Current portion of long-term debt                              210,000         210,000
   Current portion of subordinated debt                           251,932         293,348
   Current portion of capital lease obligation                     31,245          31,245
   Accounts payable                                             2,670,591       4,555,144
   Accrued expenses                                             1,667,943       1,032,935
   Income taxes payable                                         1,227,970          50,000
                                                              -----------     -----------
Total current liabilities                                       8,081,681      10,291,672

Long-term debt                                                    765,000         765,000
Capital lease obligation                                          424,330         424,332
Deferred taxes on income                                          109,000         109,000
                                                              -----------     -----------
TOTAL LIABILITIES                                               9,380,011      11,590,004
                                                              -----------     -----------
Stockholders' equity
    Preferred stock, $.01 par value, 5,000,000 shares
       authorized; no shares issued or outstanding                     --              --
    Common stock, Class A, $.01 par value, 30,000,000
       shares authorized, 2,700,000 shares
       issued and outstanding                                      27,000          27,000
    Common stock, Class B, $.01 par value, 5,000,000 shares
      authorized, 1,000,000 shares issued and outstanding          10,000          10,000
Additional paid-in-capital                                      7,973,538       7,973,538
Retained earnings                                               3,739,527       1,018,349
                                                              -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                                     11,750,065       9,028,887

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $21,130,076     $20,618,891
                                                              ===========     ===========


See accompanying summary of accounting policies and notes to consolidated financial statements

--------------------------------------------------------------------------------

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED                                       THREE MONTHS ENDED April 30,        NINE MONTHS ENDED April 30,
                                               ------------------------------      -----------------------------
                                                   2001              2000             2001               2000
                                               -----------        -----------      -----------       -----------
Net sales                                       $14,010,737      $14,365,353       $54,567,143       $37,393,057
Cost of sales                                    11,003,180       11,949,838        38,978,334        28,188,397
                                                -----------      -----------       -----------       -----------
Gross profit                                      3,007,557        2,415,515        15,588,809         9,204,660
                                                -----------      -----------       -----------       -----------
Selling, general and administrative expenses      1,405,820        2,000,720         7,124,603         5,798,538
Salaries and related expenses                     1,023,645          660,349         3,675,168         2,346,661
                                                -----------      -----------       -----------       -----------
Total operating expenses                          2,429,465        2,661,069        10,799,771         8,145,199
                                                -----------      -----------       -----------       -----------
Income(loss) from operations                        578,092         (245,554)        4,789,038         1,059,461
                                                -----------      -----------       -----------       -----------
Other income (expense)
   Interest income                                    1,023           13,351             9,034            25,675
   Interest expense                                (143,861)        (157,915)         (493,798)         (333,130)
   Other (expense)income                             28,141          115,287           (16,686)          640,765
                                                -----------      -----------       -----------       -----------
Total other (expense)income                        (114,697)         (29,277)         (501,450)          333,310
                                                -----------      -----------       -----------       -----------
Income (loss) before provision (benefit)
  for taxes on income                               463,395         (274,831)        4,287,588         1,392,771
Provision (benefit) for taxes on income             166,832         ( 88,314)        1,566,410           500,004
                                                -----------      -----------       -----------       -----------
Net income (loss)                               $   296,563      $  (186,517)      $ 2,721,178       $   892,767
                                                -----------      -----------       -----------       -----------
Net income (loss) per share-basic               $      0.08      $    ( 0.05)      $      0.74       $      0.24
                           -diluted                    0.08           ( 0.05)             0.70              0.24
                                                -----------      -----------       -----------       -----------
Weighted average shares outstanding-basic         3,700,000        3,700,000         3,700,000         3,700,000
                                   -diluted       3,884,491        3,700,000         3,884,491         3,700,000
                                                ===========      ===========       ===========       ===========


See accompanying summary of accounting policies and notes to consolidated financial statements.

--------------------------------------------------------------------------------

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


UNAUDITED                                                        NINE MONTHS ENDED
                                                             ----------------------------
                                                              APRIL 30,        APRIL 30,
                                                                2001             2000
                                                             -----------      -----------
Cash flows used in operating activities
   Net income                                                $ 2,721,178      $   892,767
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities
      Depreciation expense                                       258,360          182,852
      Deferred income taxes                                            -          244,500
      Unrealized loss (gain) on foreign currency exchange              -                -
      Provision for doubtful accounts                            245,046           80,816
      Write-off of accounts receivable                                 -           84,084

(Increase) decrease in assets
       Accounts receivables                                   (3,603,875)      (2,894,882)
       Inventory                                               3,128,132         (334,401)
       Other current assets                                       83,669          169,805
       Other assets                                                3,780          (49,581)
   Increase (decrease) in liabilities
       Accounts payable                                       (1,884,553)        (765,502)
       Accrued expenses                                          635,008          (21,606)
       Income taxes payable                                    1,177,970                -
                                                             -----------      -----------
Net cash (used in) operating activities                        2,764,715       (2,411,148)

Cash flows from investing activities
        Capital expenditures                                    (742,777)        (380,060)
                                                             -----------      -----------
Net cash used in investing activities                           (742,777)        (380,060)
                                                             -----------      -----------
Cash flows from financing activities
   Net (repayments)/borrowings on line of credit              (2,097,000)       3,407,806
   Payments on debt                                              (41,418)         (75,220)
                                                             -----------      -----------
Net cash provided by financing activities                     (2,138,418)       3,332,586
                                                             -----------      -----------
Net increase (decrease) in cash and cash equivalents            (116,480)         541,378
Cash and cash equivalents, at beginning of period                641,497          657,791
                                                             -----------      -----------
Cash and cash equivalents, at end of period                  $   525,017      $ 1,199,169
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

3.       INTERIM FINANCIAL INFORMATION

The financial information as of April 30, 2001 and for the three months and nine months ended April 30, 2001 and 2000 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

--------------------------------------------------------------------------------

4.       INVENTORY

Inventory consists of raw materials, packaging materials, components used in assembly, work- in- process and finished goods and is stated at the lower of cost or market. Cost is determined by the FIFO (first-in, first-out) method.



Inventory consists of the following:
                                                    APRIL 30        JULY 31
                                                      2001            2000
                                                   -----------    -----------
                                                   (UNAUDITED)     (AUDITED)
                                                   -----------    -----------
          Raw materials and ingredients            $   626,479    $   546,006

          Components used in assembly                1,274,623      2,389,504

          Packaging materials                        2,023,746      1,715,479

          Work-in-process and
            Finished product                         6,662,230      8,347,645
                                                    ----------    -----------
                                                    10,587,078     12,998,634
          Less reserve for inventory allowance      (1,031,635)      (315,059)
                                                   -----------    -----------
                                                   $ 9,555,443    $12,683,575
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

7.       STOCKHOLDERS' EQUITY

On August 4, 2000 the Company granted options to buy an aggregate 19,500 shares to its three outside directors and 582,920 shares to its executive and management team. The options have an exercise price of $1.625 per share and expire July 30,2010. On December 11,2000 the Company granted additional options to buy an aggregate 10,500 shares to its three outside directors at an exercise price of $2.3125 per share and expire on December 11,2010. On April 30, 2001 the Company granted Christopher Willi an option to acquire 15,000 shares at an exercise price of $3.05 per share. The options granted were under the 1998 Stock Option Plan, which was amended to increase the number of options available for issuance from 350,000 to 1,500,000.The Board of Directors approved the amendment to the Stock Option Plan in order to allow additional options for performance based compensation awards to all employees. Options granted in prior years have various exercise prices in excess of $3.00 per share.

8.       LEGAL SETTLEMENT

On October 6, 1999 the Company settled a trademark infringement suit which it had initiated. The settlement resulted in a one-time cash receipt to the Company of $350,000.

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

Results of Operations

THREE MONTHS ENDED APRIL 30, 2001 AND 2000

Net sales for the three months ended April 30, 2001 and 2000 were $14,010,737 and $14,365,343 respectively. Net sales decreased by 2% primarily due to earlier shipment of Easter candy and gift baskets in fiscal 2001, compared to comparable quarters in the prior year. Of the total, Easter candy and gift basket sales, 40% were shipped during the second quarter and 60% were shipped during the third quarter. Approximately 100% of prior year sales of comparable items were shipped during the third quarter. Of the total net sales, Wal-Mart and Sam's Club accounted for approximately 33% and 13% of the sales for the third quarter of the current fiscal year.

Gross profit for the third quarter increased to $3,007,557 from $2,415,515 and increased to 21% from 17% as a percent of sales, compared to the comparable quarter of the prior year. The improved gross margin was largely attributable to improved production efficiencies as a result of the additional available labor in the Company's geographic area, which reduced the Company's utilization of overtime and subcontract labor.

Selling, general and administrative expenses decreased to $1,405,820 from $2,000,720 and decreased to 10% from 13% as a percent of sales. The decrease was largely due to reduced broker's commissions, mainly attributable to lower fees associated with sales generated during third quarter and lower selling, general and administrative expenses associated with the operations in Rhode Island and Massachusetts.

Salaries and related expenses increased to $1,023,645 from $660,349 or increased to 7% from 5% as a percent of sales. The increase was due to the addition of new management and non-management employees as well as increased salaries. This increase was primarily due to the relatively fixed nature of administrative salary costs and its accompanying benefits year to year.

As a result, operating expenses decreased to $2,429,465 from $2,661,069 and declined to 18% from 19% as a percent of sales.

Income from operations for the three months ended April 30, 2001 was $578,092 compared to a loss of $245,554 for the prior year's comparable quarter.

Interest income decreased to $1,023 from $13,351. Interest expenses decreased to $143,861 from $157,915 due to lower volumes of borrowings required supporting its operations. Other (expense) income decreased to $28,140 from income of $115,287 primarily due to the $75,000 collection of an insurance claim in the prior year's quarter.

The income tax rate utilized for the current quarter is based on the Company's estimate of the effective tax rate for the fiscal year ending July 31, 2001 which approximates 37%.

As a result of the foregoing the Company earned net income of $ 296,563 for the three months ended April 30, 2001 compared to net loss of $186,517 for the prior comparable quarter.

--------------------------------------------------------------------------------

NINE MONTHS ENDED APRIL 30, 2001 AND 2000

Net sales for the nine months ended April 30, 2001 and 2000 were $54,567,143 and $37,393,057 respectively. Net sales increased 46% primarily due to higher sales of gift baskets, gift items and candies. Sales of new products, including Kastins candies, jelly beans and new gift items, accounted for approximately 5%, 12% and 16% of the sales for the nine months respectively. Sam's Club, Wal-Mart and Kmart accounted for approximately 28%, 15% and 10% of the sales for the nine months.

Gross profit for the nine months increased to $15,588,809 from $9,204,660 and increased to 29% from 25% as a percent of sales. The improved gross profit margin was attributable to improved production efficiencies largely associated with the increased availability of labor in the Company's Rhode Island and Massachusetts facilities.

Selling, general and administrative expenses increased to $7,124,603 from $5,798,538 and decreased to 13% from 16% as a percent of sales. The increase was largely due to the additional freight, commissions and advertising expenses associated with the higher sales volume and higher facility costs associated with the various facilities in Rhode Island and Massachusetts.

Salaries and related expenses increased to $3,675,168 from $2,346,661 or 7% from 6% as a percent of sales. This increase was due to the addition of new management employees at both the Maryland and Rhode Island operations as well as higher management salaries. In addition, the Company accrued $500,000 for a company wide performance based bonus which is payable at the end of the fiscal year if certain performance criteria are achieved. The amount of the bonus will be adjusted based on final year-end results.

As a result, operating expenses increased to $10,799,771 from $8,145,199 but decreased to 20% from 22% as a percent of sales.

Income from operations for the nine months ended April 30, 2001 was $4,789,038 compared to $1,059,461 for the prior year's comparable period.

Interest income decreased to $9,034 from $25,675. Interest expenses increased to $493,798 from $333,130 due to working capital requirements to support higher sales. Other income (expense) decreased to an expense of $16,686 from income of $640,765 primarily due to the receipt of a $350,000 settlement arising out of a trademark infringement suit the company initiated and a $75,000 insurance claim in the prior year's period.

The income tax rate utilized for the nine-month period is based on the Company's estimate of the effective tax rate for the fiscal year ending July 31, 2001 which approximates 37%.

As a result of the foregoing the Company earned net income of $2,721,178 for the nine months ended April 30, 2001 compared to net income of $892,767 for the prior comparable period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements have been to fund the purchase, manufacture and commercialization of its products. The Company finances its operation and manufacturing with cash flow from operations and bank financing. The Company's working capital at April 30, 2001 and July 31, 2000 was $8,260,804 and $6,020,265 respectively.

Net cash provided in operating activities for the nine months ended April 30, 2001 and 2000, respectively was $2,764,715 compared to cash used of $2,411,148 in the prior comparable period. The decrease in cash used by operating activities was due primarily to decreases in accounts payable and inventory which were offset by the increase in accounts receivable that resulted from the additional sales and purchasing activity as well as the increases in net income, taxes payable and accrued expenses.

Net cash used in investing activities increased to $742,777 from $380,060, primarily due to equipment purchases and capital improvements for the Company's new location in New Bedford, Massachusetts.

--------------------------------------------------------------------------------

Net cash used by financing activities was $2,138,418 compared to cash provided of $3,332,586 in prior quarter where primarily due to reduced reliance on borrowings on the Company's line of credit to finance working capital needs and repayments against our credit facility and debt. The Company has availability of approximately $8,000,000 of its $10,000,000 line of credit to meet additional seasonal needs to purchase and manufacture inventory available.

Principal payments for the Company's long-term debt for the twelve months ending April 30, 2002 is $470,151. The Company believes that cash provided by operations will be sufficient to finance its operations and fund debt service requirements.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate line of credit, the Company is exposed to the risk of rising interest rates. The $10,000,000 line of credit had an interest rate ranging from 6.9325% to 8.08% for the nine months ended April 30,2001. The Company's long-term debt is at variable market tax exempt rates, which expose the Company to fluctuations in the market. However, since the rate is based on the tax exempt rate, it is below the market rate.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SHERWOOD BRANDS, INC.

Date:    June 15, 2001                /s/ Uziel Frydman
                                          President and Chief Executive Officer

Date:    June 15, 2001                /s/ Anat Schwartz
                                          Executive Vice President - Finance and
                                          Secretary

Date:    June 15, 2001                /s/ Christopher J. Willi
                                          Chief Financial Officer

--------------------------------------------------------------------------------
                                                                         Page 10