Form 10-K405
period 2001-07-31
SHERWOOD BRANDS INC
filed 2001-10-29
CIK 1053178

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------


                                    FORM 10-K
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the fiscal year ended July 31, 2001

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

                                 Yes (X)   No ( )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)


The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer as of October 18, 2001 (computed by reference to the last reported sale price of the registrant's Common Stock on the American Stock Exchange on such date) was $8,642,000.

         The number of shares outstanding of issuer's Class A Common Stock, $.01 par value per share, as of October 16, 2001 was 2,700,000. Number of shares outstanding of issurer's Class B Common Stock, $.01 par value per share was 1,000,000. Class B Common Stock is not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the issuer's definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

                              SHERWOOD BRANDS, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
                                     PART I

ITEM 1.     BUSINESS                                                             1
ITEM 2.     PROPERTIES                                                           7
ITEM 3.     LEGAL PROCEEDINGS                                                    7
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  7

                                     PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS                                                  8
ITEM 6.     SELECTED FINANCIAL DATA                                            8,9
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                                 10
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          15
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                         16
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                                 16

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY                  17,18
ITEM 11.    EXECUTIVE COMPENSATION                                              19
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                          19
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      19

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K                                                         20,21

SIGNATURES                                                                      22
================================================================================

                              PART I.


ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

Sherwood Brands, Inc. (the "Company") was incorporated in December 1982 in the state of North Carolina. Sherwood Brands, Inc. is engaged in the manufacture, marketing and distribution of a diverse line of brand name candies, cookies, chocolates and gifts. The Company manufactures jelly beans, lollipops, biscuits, soft and hard candies and assembles seasonal gift items including gift baskets for Christmas and Easter. The Company's principal branded products are COWS(TM) butter toffee candies, DEMITASSE(R) biscuits, RUGER(R) wafers, SMILE POPS(R) lollipops, STRIP-O-POPS(R) lollipops and ELANA(R) Belgian chocolates. The Company also markets, SOUR FRUIT BURST(TM) fruit-filled hard candies, as well as certain holiday specialty products, such as PIRATE'S GOLD COINS(TM) milk chocolates for Christmas and TOKENS OF LOVE(TM) milk chocolates for Valentine's Day. The Company's marketing strategy, including its packaging of products, is designed to maximize freshness, taste and visual appeal, and emphasizes highly distinctive, premium quality products that are sold at prices that compare favorably to those of competitive products. The Company believes that all of its operations are part of the confectionery industry and it currently reports as a single industry segment.

Sherwood Brands, Inc. is the owner of Sherwood Brands, LLC, a Maryland limited liability company. Sherwood Brands, LLC markets and distributes its own line of confectionery products in the United States.

Sherwood Overseas, Inc. (a wholly-owned subsidiary of Sherwood Brands, LLC) was incorporated in July 1993 in the Bahamas to markets and distributes the Sherwood lines of confectionery products internationally.

Sherwood Brands of RI, Inc. was incorporated in September, 1998 in the state of Rhode Island. Sherwood Brands of RI, Inc. d/b/a E. Rosen Company is a manufacturer of hard candies, jelly beans and packer of gift items and baskets. On September 24, 1998 the Company completed the acquisition of certain assets of the E. Rosen Company - d/b/a School House Candy Co. ("Rosen"). Rosen was a Rhode Island manufacturer of hard candy, jelly beans and lollipops and assembled a variety of holiday gift items including gift baskets. Rosen sold its holiday gift items to such chains as Wal-Mart, Kmart and CVS. The Company paid $4.0 million in cash for the machinery and equipment, inventory and trade names, trademarks and customer lists of Rosen. For financial accounting purposes, the entire purchase price of $4.0 million was allocated to the inventories of raw material, components and finished product.

MARKET OVERVIEW

Sales of candy and cookie products in the United States have increased significantly in recent years. According to the United States Department of Commerce, manufacturers' domestic shipments of confectionery products (excluding chewing gum) have grown steadily from approximately $9 billion in 1990 to $21.8 billion in 2000. The Chocolate Manufacturers Association/National Confectioners Association has estimated that total retail sales of confectionery products in the United States in 2000 were approximately $23.8 billion, and industry trade reports project continued growth in these markets into the next century. Despite such growth, the United States ranks only fifth in per capita candy consumption among the industrialized nations. Halloween generates the highest volume of sales($1.985 billion in sales); Easter ($1.856 billion); followed by Christmas ($1.407 billion); and Valentines Day ($1.059 billion). The Company believes that these expanding markets present attractive growth opportunities for its business, and is focusing its strategy on introducing new products in these market categories as well as achieving greater brand recognition and market penetration for all of the Company's products.

The markets for candy and cookie products are dominated by a number of large, well capitalized corporations. In the candy market, these companies include Hershey Food Corporation, M&M Mars and Nestle S.A. The cookie and biscuit market is dominated by Nabisco, Inc., Keebler Company and Sunshine Biscuits, Inc. In addition to domestic manufacturers, foreign candy and cookie companies, such as Lindt of Switzerland, Bahlsen KG, and Storck, have established their products in this market. The Company believes that the remainder of the market is highly fragmented, with numerous manufacturers and hundreds of products and distribution channels, such as mass merchandisers, drug stores, club stores, vending companies and gourmet distributors. Management believes that the Company's experience in these markets and distribution channels, coupled with its expanded manufacturing capabilities, positions the Company to capitalize on the growth opportunities in these markets.

PRODUCTS

INTERNATIONALLY MANUFACTURED CANDY, COOKIES AND CHOCOLATES

The following is a description of products sold by the Company which are purchased from third-party sources located internationally:

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

SOUR FRUIT BURST(TM) HARD CANDIES: SOUR FRUIT BURST is a line of fruit-filled hard candies which are available in a variety of flavors are sold in 3 oz. and 12 oz. Bags, and are distributed in a variety of packages. In 2000, the company introduced Fruit Burst Gourmet Jelly Beans.

RUGER(R) WAFERS: RUGER wafers is a line of wafer cookie available in four flavors: chocolate, vanilla, lemon and coffee and including sugar free varieties. The RUGER wafer cookie formula, designed by the Company, utilizes an aeration process which gives RUGER wafers its very light and delicate filling. RUGER wafers are distributed in a mylar packaging material that resists sunlight and humidity and is designed to preserve freshness and extend shelf life.

ELANA(R) BELGIAN CHOCOLATES: ELANA Belgian chocolate bars are sold in a variety of flavors, including mint, caramel, mocca, truffle, crispers, and almonds.

COUNTDOWN TO CHRISTMAS(TM) CHOCOLATE CALENDARS: COUNTDOWN TO CHRISTMAS chocolate calendars are advent calendars made with 24 milk-chocolate candies behind numbered doors. The calendar is marketed domestically for the Christmas holiday season.

PIRATE'S GOLD COINS(TM) FOIL-WRAPPED CHOCOLATE COINS: PIRATE'S GOLD COINS is a milk chocolate candy product designed in coin shapes and wrapped in embossed gold foil. They are offered in two sizes of mesh bags, 2lb. 10oz. Tubs and in bulk, and are marketed primarily for the Christmas holiday season.

TOKENS OF LOVE(TM) CHOCOLATE CANDIES: TOKENS OF LOVE is a line of milk chocolate candy product in token shapes, wrapped in foil with expressions of love and friendship. They are offered in two sizes of mesh bags and in bulk, and are marketed primarily for Valentine's Day.

ZED GUM: The Company entered into its first agreement to market a non company brand name product in the USA. This long term agreement with a fast growing gum manufacturer allows the Company the opportunity to position itself strongly in the kids novelty and everyday gum market. The strength of this relationship is to develop products specifically for the United States including development of products designed and trademarked by the Company under the ZED name. The product line meets the Company's requirements for high quality, exceptional package design and value. This product has been well received in every major class of trade including grocery, drug, discounter and convenience stores.

DOMESTICALLY MANUFACTURED CANDIES AND BISCUITS

The following is a description of products manufactured by the Company:

STRIP O POPS(TM) LOLLIPOPS: STRIP O POPS(TM) are a line of hard candy lollipops merchandised in hanging strips. They are available in a variety of flavors and are designed for the holiday season as well as year round sales.

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

JELLIES: The Company manufactures a variety of pan cast soft jelly candy know as "jelly beans" or "jelly eggs". They are available in a variety of flavors, colors and sizes. Jelly candy may be packaged for individual sale or may be incorporated into one of the Company's seasonal gift basket offerings, such as those prepared for Easter sales.

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

SUPPLIERS

The Company currently purchases most of its contract-manufactured products from third-party sources located in Argentina, Austria, Belgium, Holland, Germany, Italy, and Ireland. Many of the Company's products are manufactured to specific recipe and design specifications developed by the Company. The Company's operations require it to have production orders in place in advance of shipment to the Company's warehouses (product deliveries typically take 60 days). Each of the Company's foreign suppliers generally delivers finished products free on board to a freight forwarder, cargo consolidator or directly to a seaport for ocean transport. The Company assumes the risk of loss, damage or destruction of products, although the Company maintains cargo insurance. Upon entry into the United States, the products are then transported by rail or truck to one of the six regional warehouses used by the Company.

The Company has entered into written agreements with the manufacturers of ELANA(R) Belgian chocolates, RUGER Wafers, ZED gum and PIRATE'S GOLD COINS(TM) milk chocolates. Generally, under these agreements, the supplier may not export into the United States, and in certain cases, other countries, any products similar to those produced for the Company. The agreements require the Company to purchase annual minimum volumes at specific prices, which minimums are subject to a reduction and, ultimately, a suspension, in the event of certain price increases by the supplier. The Company currently exceeds these purchase requirements. The Company's supplier agreements require the supplier to maintain product liability insurance with the Company as an additional named insured and are generally terminable on short notice.

The Company purchases the necessary ingredients and packaging materials, which are used in its products, manufactured at its Pawtucket, RI and Chase City, VA production facilities from numerous third-party suppliers. Such ingredients and packaging materials include flour, sugar, shortening, flavorings, butter, folding cartons, shipping cartons and wrapping film. Such purchases are made on an open account basis with competitive payment terms. The Company anticipates that it will become increasingly dependent on these suppliers for necessary ingredients and packing materials used in the domestic manufacture of its products.

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

CUSTOMERS

The Company sells its products primarily to mass merchandisers and other retail customers, grocery and drug store chains, club stores, convenience stores, specialty shops and wholesalers. The Company's mass merchandiser customers include Family Dollar, Target, Dollar General, K-Mart and Wal-Mart stores. For the year ended July 31, 2001, Sam's Club and Wal-Mart accounted for 27% and 14% of the Company's total net sales respectively. For the year ended July 31, 2000, Wal-Mart comprised 15% of the Company's total net sales. For the year ended July 31, 1999 Sam's Club comprised 12% of the Company's total net sales.

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

DISTRIBUTION CHANNELS

The Company distributes its products throughout the United States and internationally. The Company's principal market outside the United States is Canada, which accounts for approximately 73% of the Company's international net sales for fiscal year 2001. For the year ended July 31, 2001, net sales of the Company's products in foreign markets accounted for approximately $407,000 of the Company's total net sales and in July 31, 2000 and 1999 they were $588,000 and $1,120,000, respectively.

The Company engages independent food and candy brokers in various regions throughout the United States for marketing to retail customers. These brokers account for a majority of the Company's sales. Food and candy brokers are paid on a commission basis (typically 5% of sales generated by them) and are generally responsible in their respective geographic markets for identifying customers, soliciting customer orders and inspecting merchandise on store shelves. As of July 31, 2001, the Company had arrangements with approximately 65 food and candy broker organizations. Such arrangements prohibit the brokers from selling competing products. The Company believes that the use of food and candy brokers, which typically during the term of their employment with the Company specialize in specific products and have knowledge of and contracts in particular markets, enhances the quality and scope of the Company's sales operations. In addition, the use of brokers permits the Company to limit the significant costs associated with creating and maintaining a direct distribution network. The Company's executive officers and six regional sales managers work with brokers on an individual basis and are responsible for managing the broker network, identifying opportunities and developing sales in their respective territories.

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

MANUFACTURING AND ASSEMBLY FACILITIES

The Company has two manufacturing facilities and three assembly facilities. The Company currently produces Demitasse biscuits and COWSCARAMEL caramel candies at its Chase City, VA facility. The Chase City facility consists of a brick building with over 70,000 square feet (including a 1,750 square foot office) situated on approximately ten acres in Southern Virginia. The facility is equipped with state-of-the-art equipment for the manufacture and packaging of cookie and candy products and employs approximately 112 skilled and unskilled workers. The facility is certified kosher by the Orthodox Union. In Virginia, the Company also has a 73,000 square foot facility located on approximately 15 acres in Keysville, VA. The Company is currently utilizing this facility to package product and store inventory. Both the Chase City and Keysville facilities have access to a supply of both skilled and unskilled labor. In addition, the southern Virginia area in which the two plants are located, is readily accessible to common carriers, rail lines and a major seaport (Newport
News).

The Company leases approximately 528,000 square feet of improved real estate in Pawtucket and Central Falls, RI. The property is used for the manufacture of hard and soft candy (117,000 square feet), assembly of holiday gift items and inventory storage (397,000 square feet) and office space (14,000 square feet). Both Rhode Island locations have access to both skilled and unskilled labor, and are readily accessible to common carriers, rail lines and a major seaport (Boston). The Company employs approximately 217 full-time employees and 505 seasonal employees in Rhode Island.

In May 2000 the Company entered into a capital lease agreement with the New Bedford Redevelopment Authority to lease a 430,000 square foot building in New Bedford, MA. The facility will be used for assembly and storage of components. Under the terms of the lease the Company made an initial payment of $400,000 and has commitments to pay rent of $25,000 per annum for years one and two and $41,666.66 per annum for years three through twenty. The Company has the option to purchase the building at any time during the lease term for $1,200,000 minus any amounts of rental payments made.

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

MARKETING, SALES AND ADVERTISING

The Company believes that product recognition by retail and wholesale customers, consumers and food brokers is an important factor in the marketing of its products. Accordingly, the Company promotes its products and brand names through the use of attractive promotional materials, including full-color product brochures and newspaper inserts, advertising in trade magazines targeted to the mass merchandisers, vending industry, gourmet trade and gift basket markets, and participation in trade shows. For the year ended July 31, 2001, the Company spent approximately $980,000 on advertising and product promotion and as of July 31, 2000 and 1999 the company spent approximately $716,000 and $698,000, respectively.

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

COMPETITION

The Company faces significant competition in the marketing and sale of its products. The Company's products compete for consumer recognition and shelf space with candies, cakes, cookies, chocolates and other food products which have achieved international, national, regional and local brand recognition and consumer loyalty. These products are marketed by companies (which may include the Company's suppliers) with significantly greater financial, manufacturing, marketing, distribution, personnel and other resources than the Company. Certain of these competitors, such as Hershey Food Corporation, M&M Mars, Inc., Nestle, S.A., Nabisco, Inc., Keebler Company and Sunshine Biscuits, Inc., dominate the markets for candy and cookie products, and have substantial promotional budgets which enable them to implement extensive advertising campaigns. The food industry is characterized by frequent introductions of new products, accompanied by substantial promotional campaigns. Competitive factors in these markets include brand identity, product quality, taste and price. The Company's major competitors for holiday gift items and gift baskets are Houston Harvest Co., Smith Enterprises, Inc. and Wonder Treats.

TRADEMARKS

The Company holds United States trademark registrations for the "ELANA," "RUGER", "TONGUE TATTOO", "STRIP-O-POP", "SMILE POPS" and "demitasse" names, and has filed trademark registrations for certain other names, including "COWS," and uses other names for which it has not applied for registration. The Company believes that its rights to these names are a significant part of the Company's business and that its ability to create demand for its products is dependent to a large extent on its ability to exploit these trademarks. There can be no assurance as to the adequacy of protection that trademarks will afford the Company, that any trademark application will result in registered trademarks, or that trademarks will not be invalidated if challenged. The Company is not aware of any infringement claims or other challenges to the Company's rights to use these marks. The Company is applying for the international registration of all its trademarks.

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

INSURANCE

The Company maintains product liability insurance with limits of $2,000,000 in the aggregate and $1,000,000 per occurrence (with excess coverage of $10,000,000), which it believes is adequate for the types of products currently offered by the Company. There can be no assurance, however, that such insurance will be sufficient to cover potential claims or that, adequate levels of coverage will be available in the future at a reasonable cost. In the event of a partially or completely uninsured successful claim against the Company, the Company's financial condition and reputation would be materially affected.

EMPLOYEES

As of October 16, 2001, the Company had approximately 294 full-time employees and approximately 561 part-time or seasonal employees. Of the Company's full-time workforce, 21 are located at the Company's principal office in Rockville, MD. The Company has approximately 112 full and part-time employees in Virginia and approximately 722 full, part-time and seasonal employees in Rhode Island and Massachusetts. Management believes that the Company's relationship with its employees is good. None of the Company's employees are represented by labor unions under any collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth, with respect to properties leased and owned by the Company at July 31, 2001, the location of the property, the amount of square feet of the property, the annual rent and the year in which the lease expires, if applicable, and the business use which the Company makes of such facilities:

                             Approximates
                          Square     Annual            Expiration
     Address                Feet      Rent              Of Lease            Business Use
==================================================================================================
Leased Properties:
1803 Research Boulevard     5,500   $125,000           January 31, 2009     Executive and General Office

Rockville, MD 20850

1005 Main Street          131,000   $206,000           October 2004         Manufacturing Plant and
Pawtucket, RI 02860                                                         General Office

280 Rand Street           397,000   $396,000           October 2004         Assembly facility, Storage
Central Falls, RI 02863                                                     And Distribution
                                                                            facilities

27 Healy Street           430,000   $ 25,000 (Yr 1-2)  June 2020            Assembly facility, Storage
New Bedford, MA 02745               $ 41,667 (Yr 3-20)                      And Distribution

Owned Properties:
807 South Main Street      70,000                                           Manufacturing Plant
Chase City, VA 23924

350 Sherwood Drive         73,000                                           Manufacturing Plant
Keysville, VA 23947

The Company believes that its existing facilities are well maintained and in good operating condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended July 31, 2001.

PART II

ITEM 5. MARKET PRICES AND DIVIDENDS

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

                      PRICE PERIOD                         HIGH        LOW
================================================================================

         Fiscal Year Ended July 31, 2000:
          First Quarter                                   $3.63       $1.75
          Second Quarter                                  $3.50       $1.38
          Third Quarter                                   $3.25       $1.38
          Fourth Quarter                                  $2.25       $1.25

         Fiscal Year Ended July 31, 2001:
          First Quarter                                   $2.50       $1.50
          Second Quarter                                  $3.25       $1.63
          Third Quarter                                   $3.26       $2.42
          Fourth Quarter                                  $4.95       $3.00


As of October 15, 2001, there were 26 holders of record of the Class A Common Stock and one holder of record of the Class B Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below have been derived from the consolidated financial statements of the Company and the related note thereto. The statement of operations data for the five years ended July 31, 2001, 2000, 1999, 1998 and 1997 and the balance sheet data as of July 31, 2001, 2000, 1999, 1998 and 1997 are derived from the consolidated financial statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants. The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and "Management Discussion and Analysis of Financial Condition and Results from Operations", which are included elsewhere herein.

For years ended July 31,                                            2001          2000         1999 (*)     1998           1997
===================================================================================================================================
Net sales                                                       $58,316,716   $42,104,645   $25,299,806  $18,084,174    $17,487,462

Cost of sales                                                    41,796,184    32,183,885    19,218,718   12,230,757     12,570,606

====================================================================================================================================
Gross profit                                                     16,520,532     9,920,760     6,081,088    5,853,417      4,916,856


Selling, general and administrative expenses                      8,006,416     6,675,177     4,922,082    3,139,475      2,744,116

Salaries and related expenses                                     4,806,061     3,285,850     2,450,096    1,515,803      1,180,522

Pre-production costs                                                  -----         -----       213,112      155,095        769,585


====================================================================================================================================
Total operating expenses                                         12,812,477     9,961,027     7,585,290    4,810,373      4,694,223
====================================================================================================================================


Income/(Loss) from operations                                     3,708,055       (40,267)   (1,504,202)   1,043,044        222,633
====================================================================================================================================


Other income (expense)
   Interest income                                                   11,182        36,016        83,258       88,870         26,073

   Interest expense                                                (539,971)     (434,978)     (153,832)    (222,947)      (273,511)

   Insurance claim, net                                               -----         -----         -----      102,223        364,028


   Other income (expense)                                           132,209       693,413        (7,821)       9,747         51,263


====================================================================================================================================
Total other income (expense)                                       (396,580)      294,451       (78,395)     (25,455)       103,747
====================================================================================================================================


Income/(Loss)  before provision (benefit) for taxes on income     3,311,475       254,184    (1,582,597)   1,017,589        326,380

====================================================================================================================================
Provision (Benefit) for taxes on income                           1,093,100   $    98,100      (319,700)     316,400         23,100


====================================================================================================================================
Net income (loss)                                               $ 2,218,375   $   156,084   $(1,262,897) $   701,189    $   303,280


====================================================================================================================================
Net Income (loss) per share- basic                              $      0.60   $      0.04   $     (0.34) $      0.28    $      0.14

                          - diluted                                    0.56          0.04         (0.34)        0.28           0.14

====================================================================================================================================
Weighted average common shares outstanding-basic                  3,700,000     3,700,000     3,700,000    2,515,205      2,150,000

                                          -diluted                3,954,428     3,700,000     3,700,000    2,515,205      2,150,000


For the years ended July 31,                                       2001          2000          1999          1998           1997
===================================================================================================================================
Balance Sheet Data:

Working Capital                                                 $7,485,168   $ 6,020,265    $6,992,533   $9,244,219     $2,219,735


Total Assets                                                    22,804,112    20,618,891    16,575,370   15,066,358      8,963,360


Total Long Term Debt                                             1,221,162     1,755,170     1,604,526    1,870,057      2,101,242

Total Liabilities                                               11,575,121    11,590,004     7,702,567    4,925,419      7,270,887


Stockholders' Equity                                            11,228,991     9,028,887     8,872,803   10,140,939      1,692,473




        (*)In September 1998, the assets of E. Rosen were acquired.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described under "Risk Factors" in the Company's Prospectus dated May 6, 1998. Investors are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in his Annual Report on Form 10-K, whether as a result of new information, future events or circumstances or otherwise.

RESULTS FROM OPERATIONS

FISCAL YEAR ENDED JULY 31, 2001 COMPARED TO FISCAL YEAR ENDED JULY 31, 2000

NET SALES:
Net sales for the year ended July 31, 2001 and 2000 were $58,316,716 and $42,104,645 respectively. Net sales increased 38.3% primarily due to higher sales of gift baskets, gift items and candies. Sales of new products, including Kastins candies, jelly beans and new gift items, accounted for approximately 5%, 11% and 14% of the sales for the twelve months respectively.

GROSS PROFIT:
Gross profit for the year ended July 31, 2001 increased to $16,520,532 from $9,920,760, an increase of 67% from prior year. The margins as a percent of sales were 28% and 24% respectively. The improved gross profit margin was attributable to improved production efficiencies, largely associated with decreased costs of certain major raw materials, primarily sugar, finished goods for gift items and the increased availability of labor in the Company's Rhode Island and Massachusetts facilities during peak seasonal needs in the second half of the year reducing needs for overtime and subcontract labor. Overtime and subcontract labor expense for fiscal year 2001 was $1,116,368 compared to $1,735,251 for fiscal year 2000 and decreased 2% as a percent of sales from the prior year period. The reduction of overtime and subcontract labor expense was offset partially by increased number of production employees hired during the year. The annual fiscal 2001 impact was a decrease of approximately $500,000 from prior year period.

OPERATING EXPENSES:
Selling, general and administrative expenses increased to $8,006,416 from $6,675,177 and decreased to 14% from 16% as a percent of sales. The increase was largely due to the additional freight, commissions and advertising expenses associated with the higher sales volume and higher facility costs (i.e., utilities, facility rents, heating oil) associated with Massachusetts.

Salaries and related expenses increased to $4,806,061 from $3,285,850 or 8% as a percent of sales. This increase was due to the addition of new management employees at both the Maryland and Rhode Island operations as well as higher management salaries. In addition, the Company accrued $500,000 during fiscal 2001 for a company wide performance based bonus which was payable at the end of the fiscal year based on earnings performance criteria which were achieved.

As a result, operating expenses increased to $12,812,477 from $9,961,027 but decreased to 22% from 24% as a percent of sales. The Company believes that it has put into place the infrastructure, including new management, in the areas of marketing, sales and operations to support newly expanded and growing product lines and customer base.

INCOME FROM OPERATIONS:
Income from operations for the year ended July 31, 2001 was $3,708,055 compared to loss $40,267 for the prior year's comparable period. The increase was mainly attributable to the Company's sustained focus on developing efficiency in its manufacturing and assembly facilities. The infrastructure put in place during the 2000 fiscal year and operational efficiencies developed lead to higher sales and higher margins.

INTEREST INCOME:
Interest income decreased to $11,182 from $36,016. The decrease was attributable to using excess funds to pay down credit facilities to minimize interest expense during the year reducing cash on hand for daily overnight investment activity with the companies bank.

INTEREST EXPENSE:
Interest expenses increased to $539,971 from $434,978 due to working capital needs to purchase inventory and raw materials to support the increased volume of sales during the peak seasonal needs.

OTHER INCOME/(EXPENSE):
Other income (expense) decreased to $132,209 from $693,413 primarily due to the receipt of a $350,000 settlement arising out of a trademark infringement suit the company initiated and a $75,000 insurance claim in the prior year's period.

INCOME TAXES:
The income tax rate utilized for the twelve-month period was 33% and 39% in 2001 and 2000, respectively based on the Company's estimate of the effective tax rate for the fiscal year. The change in rate is due to the use of state net operating losses and job credit carry-forwards. The Company recorded a tax expense of $1,093,100 for the year ended July 31, 2001 compared to $98,100 for the year ended July 31, 2000.

NET INCOME:
As a result of the foregoing, the Company earned net income of $2,218,375 for the twelve months ended July 31, 2001 compared to net income of $156,084 for the prior comparable period. This resulted in 4% and 0.4% of net sales for July 31, 2001 and 2000.

FISCAL YEAR ENDED JULY 31, 2000 COMPARED TO FISCAL YEAR ENDED JULY 31, 1999

NET SALES:
Net sales for the year ended July 31, 2000 and 1999 were $42,104,645 and $25,299,806, respectively, an increase of $16,804,839 or 66%. This increase in net sales is the result of increased sales of gift sets and gift baskets, jelly beans and lollipops. International sales declined by 48% from $1,119,548 to $587,620 largely due to a decline in Canadian sales.

GROSS PROFIT:
Gross profit for year ended July 31, 2000 increased to $9,920,760 from $6,081,088 for the prior year period, but as a percent of sales remained at 24% for the respective periods. The gross profit margin was primarily affected by high labor costs associated with a shortage of labor supply during peak seasonal needs in the second half of the year. Overtime and subcontract labor was approximately $1,735,000 for the year. In addition, the gross profit margin was negatively affected by the lower margins associated with jellybean sales which accounted for approximately 11% of sales for the year.

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

LOSS FROM OPERATIONS: Loss from operations for the year ended July 31, 2000 was $40,267 compared to a $1,504,202 loss from operations for the year ended July 31,1999. The loss was a result of higher volume of sales, which absorbed overhead expenses but was offset by high labor costs due to a shortage in the labor supply during peak seasonal periods.

INTEREST EXPENSE: Interest expense for the year ended July 31,2000 increased to $434,978 from $153,832 for the prior year period due to the increased borrowing needs as the Company had additional working capital needs to purchase inventory and raw materials to support the increased volume of sales.

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

NET INCOME: As a result of the foregoing, the Company had net income of $156,084 for the year ended July 31,2000 compared to a net loss for the year ended July 31, 1999 of $1,262,897

FINANCIAL CONDITION

The Company's financial condition remained strong during 2001. The capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) was 10% as of July 31, 2001 and 16% as of July 31, 2000. The ratio of current assets to current liabilities was 1.72:1 as of July 31, 2001 and 1.58:1 as of July 31, 2000.

Assets

Total assets increased to $22,804,112 from $20,618,891 or an increase of $2,185,221, or 11% as of July 31, 2001, primarily as a result of higher prepaid expenses, inventory, plant, property and equipment. These increases were due, in part, to the increase in warehouse capacity and inventory to support future sales volume leading into next fiscal year.

Current assets increased to $17,841,372 from $16,311,937 or an increase of $1,529,435 or 9%, primarily reflecting increased inventories. The increase in prepaid expenses was principally associated with the company's new banking facility fees and increase in rent prepaid at it Rhode Island facility.

Plant, Property and Equipment was higher than the prior year primarily due to capital additions of $1,064,258.

Liabilities

Total liabilities decreased to $11,575,121 from $11,590,004 or decrease of $14,883, as July 31, 2001, primarily reflecting the payment of all subordinated debt and reduction of long-term debt, accounts payable and short-term borrowings. The decrease was offset by increase in accrued liabilities, primarily due to the incentive bonus accrual.

Capital Structure

The Company has two classes of stock outstanding, Class A Common Stock and Class B Common Stock (collectively the "Common Stock"), which classes are substantially identical, except that the Class A Common Stock is entitled to one vote per share and the Class B Common Stock is entitled to seven votes per share on all matters, including the election of directors. Uziel Frydman, Chairman, President and Chief Executive Officer of the Company, beneficially owns 400,000 shares of Class A Common Stock and all of the 1,000,000 share of Class B Common Stock outstanding and controls the Company. Amir Frydman and Anat Schawartz each own 375,000 shares of Class A Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements have been to fund the purchase, manufacture and commercialization of its products. The Company finances its Operation and manufacturing with cash flow from operations and borrowings, Primarily from banks.

On May 6, 1998, the Company completed an initial public offering ("IPO") of 1,550,000 shares of its Class A Common Stock at a public offering price of $5.95. Proceeds to the Company, net of expenses of the offering, amounted to approximately $7.7 million, $2.5 million of which were used to pay down the Company's working capital line of credit and a related party loan, and $4.0 million of which were used to acquire certain assets of Rosen. The remaining proceeds from the IPO have been utilized for general working capital purposes. The Company's working capital at July 31, 2001, July 31, 2000 and July 31, 1999 was $7,485,168, $6,020,265 and $6,972,533 respectively.

In May 2001, the Company entered into a new agreement with First Union National bank. The new credit facility is a $20.0 million line of credit. Advances under the line of credit are based on a borrowing formula equal to 85% of eligible domestic accounts receivable plus 60% of eligible finished goods and 30% of eligible components inventory. Borrowings on inventory are capped based upon the Company's seasonal requirements and are limited to $9.0 million. The line of credit is also available for the issuance of letter of credits. The line of credit is secured by the cash and cash equivalents, accounts receivable and inventories of Sherwood Brands, Inc. and its wholly-owned subsidiaries. The line of credit agreement contains various business and financial covenants, including, among other things, a minimum tangible net worth, debt service coverage and capital expenditure limits. The Company was in violation of the capital expenditure limits at July 31, 2001. The bank agreed to a waiver of the violation. Interest accrues on such advances at LIBOR plus 2.35% (the rate at July 31, 2001 was 6.09%) and is payable monthly. The loan agreement expires in June 2004.

In June 1996 and May 1997, the Company borrowed $935,000 and $580,000, respectively, from Industrial Development Authority of Mecklenburg County ("IDAMC") for the acquisition and improvement of the Chase City facility and the purchase and installation of new production equipment, financed through the issuance of two series of Industrial Revenue Bonds ("IRB") (Series 1996 and Series 1997). The IRBs are backed by irrevocable letters of credit issued by Wachovia, NA ("Wachovia"). Advances on the letters of credit (which expire June 2011 and 2002, respectively) are, in turn, secured by the Company's Chase City facility and all other real and personal property of the Company pursuant to a reimbursement agreement ("Reimbursement Agreement") between Wachovia and the Company.

Under the Reimbursement Agreement, the Company makes monthly interest and sinking fund payments to Wachovia. Annual payments to the sinking fund for the Series 1997 IRBs are due June 1 each year in the following amounts: $105,000 in 1999 and $130,000 in each of 2000, 2001 and 2002. The total monthly payments vary from month to month and are subject to variable market tax exempt interest rates (4.40% at July 31, 2000). The terms of the Reimbursement Agreement require, among other things, that the Company maintain certain financial ratios and adhere to certain covenants, including, without Wachovia's permission, borrowing additional funds, merging or consolidating, amending its Articles of Incorporation and repaying subordinated debt. The current loan amounts at July 31, 2001 were $130,000 for the Series 1997 IRBs and $635,000 for Series 1996 IRBs.

As part of the financing for the acquisition of the Chase City facility, in May and June 1996, the Company borrowed $400,000 to finance equipment from IDAMC and $250,000 for working capital from the Lake Country Development Corporation ("LCDC"), respectively, evidenced by two subordinated notes (the "Subordinated Notes"). On June 2001 the IDAMC and LCDC loans were paid in full.

In the normal course of business the Company may be exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing, investing and operating transactions.

CASH FLOWS:

Cash Used in Operating Activities:
Net cash provided from operating activities for the twelve months ended July 31, 2001 and 2000, respectively was $1,618,667 compared to cash used of $986,660 in the prior comparable period. The decrease in cash used by operating activities was due primarily to decreases in accounts payable, accounts receivable and inventory which were offset by the increase in provision of inventory allowances, income tax receivable and purchasing activity as well as the increases in net income, taxes payable and accrued expenses.

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

Net Cash Used in Investing Activities:
Net cash used in investing activities increased to $1,064,258 for the year ended July 31, 2001 from $905,254, primarily due to equipment purchases and capital improvements for the Company's new location in New Bedford, Massachusetts.

Net cash used in investing activities decreased to $905,254 for the year ended July 31,2000 from $4,656,445 in the prior year period primarily due to the purchase of inventory from Rosen during the prior period. In the 2000 the most significant expenditure related to the purchase of additional equipment for the Company's candy line in Rhode Island.

Net Cash Used by Financing Activities:
Net cash used by financing activities was $810,711 compared to cash provided of $1,875,620 in prior period where primarily due to reduced reliance on borrowings on the Company's line of credit to finance working capital needs and repayments against our credit facility and debt. At July 31, 2001 and 2000, the Company had borrowed $3,842,297 and $4,119,000 under the line of credit and had $ 0.00 and $1,667,881 in letters of credit outstanding.

The Company has availability of approximately $16,000,000 of its $20,000,000 line of credit to meet additional seasonal needs to purchase and manufacture inventory available.

Net cash provided from financing activities in the year ended July 31, 2000 increased to $1,875,620 from $1,667,678 for the prior year period. During the current year, financing came from additional borrowings on the Company's Line of credit to finance working capital needs.

Principal payments for the Company's long term debt for the year ended July 31, 2001 and 2000 were $534,008 and $305,000 respectively. The Company believes that cash provided by operations will be sufficient to finance its operations and fund debt service requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

ACCOUNTING POLICIES AND MARKET RISKS ASSOCIATED WITH DERIVATIVE INSTRUMENTS

The Company utilizes certain derivative instruments, from time to time, foreign currency forward contracts and currency exchange rate market price risk exposures. Foreign currency contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. In entering into these contracts, the Corporation has assumed risk, which might arise from possible inability of counter-parties to meet the terms of their contracts. The Company does not expect any losses as a result of counter-party defaults.

Foreign Exchange Contracts

The Company enters into foreign exchange forward contracts to hedge transactions primarily related to firm commitments to purchase its contract manufactured products from foreign manufactures under terms that provide for payment of goods in foreign currency approximately 60 to 90 days from invoice date. Purchases of COWS butter toffee candies and other candies from manufacturers located in Argentina are paid in U.S. dollars. Purchases of RUGER wafers, ELANA Belgian chocolate products and Zed Gum Specialty Gum products are purchased from manufacturers located in Austria, Belgium and Ireland respectively, and are paid for in Euros.

In the fourth quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) at the time it executed a foreign exchange forward contract to purchase 1.2 million Euros. In accordance with SFAS 133, as amended, the Company marked the contract to market as of July 31, 2001 and recorded the loss, net of tax, of $18,270 in other comprehensive income since the Company designated the contract as a cash flow hedge.

SEASONALITY

The Company's sales typically increase during the first and fourth quarters of the calendar year principally due to the holiday seasons.

INFLATION

The Company does not believe that inflation has had a significant impact on the Company's results of operations for the periods presented.

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 which summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Staff Accounting Bulletin is effective for the year beginning August 1, 2000. The initial adoption of the guidance did not have a material impact on the Company's results of operations or financial position, however, the guidance may impact the way in which the Company will account for future transactions.

In March 2000, the FASB issued interpretation No 44 ("FIN 44"), "Accounting for Certain Transaction Involving Stock Compensation, an Interpretation of APB Opinion NO. 25". FIN 44 clarifies the application of APB NO. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial statements.

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented, or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 are reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety.

Presently the Company is identifying and evaluating potential target companies with the objective of completing an acquisition in fiscal 2002. If the Company completes such a transaction, it will apply the new guidelines for accounting for business combinations and goodwill effective with the closing date.

ITEM 8.   FINANCIAL STATEMENTS

The following consolidated financial statements of the Company and Subsidiaries and the report of independent certified public accountants thereon are set forth on pages 23 through 41 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                  PART III.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following are the directors and executive officers of the Company, as well as certain other key employees of the Company:

NAME                                   AGE      POSITION
---------------------------------     ------    -------------------------------------------
Uziel Frydman ..................        65      Chairman, President and Chief Executive Officer

Anat Schwartz ..................        41      Executive Vice President - Finance and Secretary

Amir Frydman ...................        39      Director, Treasurer and Executive Vice President -
                                                   Marketing and Product Development

Douglas A. Cummins .............        59      Director

Jean E. Clary ..................        58      Director

Jason Adelman ..................        32      Director

Eric A. Richman.(1) ............        51      Vice President - Operations

Paul J. Splitek.(1) ............        52      Vice President - Sales

Christopher J. Willi.(1) .......        41      Chief Financial Officer

Arthur Wlodarski.(1) ...........        45      Vice President - Purchasing

(1) Messrs. Richman, Woldarski, Willi and Splitek are key employees, but not executive officers of the Company.

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

ANAT SCHWARTZ has been Executive Vice President - Finance and Secretary of the Company since January 1996 and Sherwood Brands, LLC (and its predecessors) since 1988, and has been a director of Sherwood Brands Overseas, Inc. since 1993. Prior to joining the Company, Ms. Schwartz served as Manager - Loan Syndication's and Asset Sales for the Bank of Montreal in 1988 and as Team Leader - Communications/Media Group and Account Officer for such banks Southeastern United States region from 1983 to 1988. Ms. Schwartz earned a Masters of Business Administration, Finance/Health Care degree from Bernard Baruch College in 1983 and a Bachelor of Arts degree from Wake Forest University in 1981. Ms. Schwartz is the daughter of Uziel Frydman and the sister of Amir Frydman.

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

CHRISTOPHER J. WILLI has been Chief Financial Officer since May 2001. Mr. Willi has over 19 years of financial and operational experience. Prior to joining Sherwood Brands he was Chief Financial Officer of CynterCorp, a global IT service business. From 1992 to 1998, Mr. Willi was Corporate Controller of PGI, Inc., a global communication services company, where he directed more than a dozen acquisitions. Prior to that he was Director of Finance for National Trade Productions, Inc and a Asset Manager with a unit of Canadian Pacific Corporation. Before that he was with Arthur Anderson & Co., where he worked in the audit and consulting practice. Mr. Willi earned his J.D. from Southern Methodist University Law School and his B.S. in accounting and finance from the University of Utah.

ARTHUR WLODARSKI has been Vice President of Purchasing of the Company since April 2000. Mr. Wlodarski has over 20 years of purchasing experience. From 1985, Mr Wlodarski was Vice President of Purchasing of Houston Foods, a leading gift basket packer responsible for purchasing components and food items from all over the world.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain officers, directors, and beneficial owners of more than ten percent (10%) of our common stock to file reports of ownership and changes in their ownership of our equity securities with the Securities and Exchange Commission and Amex. Based solely on a review of the reports and representations furnished to us during the last fiscal year, we believe that each of the persons are in compliance with all applicable filing requirements.

ITEM 11.    EXECUTIVE COMPENSATION

Information concerning the executive compensation of the Company is hereby incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be filed by the Company with the Commission pursuant to Regulation 14A on or before November 29, 2001.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning the security ownership of the Company is hereby incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before November 29, 2001.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions of the Company is hereby incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be filed by the Company with the Commission pursuant to Regulation 14A on or before November 29, 2001.

                                    PART IV.

ITEM 14.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. The following financial statements, related notes and the Report of Independent Auditors, are included in response to Item 8 hereof.

                   Index to Consolidated Financial Statements

                                                                                            Page
                                                                                            ----
Report of Independent Auditors ......................................................... 23 to 24
Consolidated Balance Sheets at July 31, 2001 and 2000 ..................................    25
Consolidated Statements of Operations for the years ended July 31,
2001, 2000 and 1999 ....................................................................    26
Consolidated Statements of Shareholders' Equity for the years ended
July 31, 2001, 2000 and 1999 ...........................................................    27
Consolidated Statements of Cash Flows for the years ended July 31,
2001, 2000 and 1999 ....................................................................    28
Summary of Accounting policies ......................................................... 29 to 31
Notes to Consolidated Financial Statements ............................................. 32 to 41

Schedule II - Valuation and Qualifying Accounts ........................................    24

Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

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

    10.10      Company Loan Agreement between the Industrial Development
               Authority of Mecklenburg County, Virginia Loan Agreement through the Virginia Small Business Financing Administration and the
               Registrant, dated as of June 20, 1996.*
    10.11      Revolving Loan Fund Agreement between the Registrant and Lake
               Country Development Corporation, $250,000 Promissory Note to Lake
               Country Development Corporation, Guaranty of Note by the
               Registrant and Uziel Frydman, and Deed of Trust between the Registrant and Trustee for Lake Country Development Corporation, all dated May 15, 1996.*
    10.12 Loan Agreement, Promissory Note, and Security Agreement between the Registrant and First Union National Bank, all dated November
               29, 1996, and Guaranty between Uziel Frydman and First Union, dated November 29, 1996.*
    10.13      Promissory Note issued to Ilana Frydman by the Registrant, dated
               August 28, 1991.*
    10.14 Lease, as amended, for the Registrant's Rockville offices, executed November 30, 1992.*
    10.15      1998 Stock Option Plan.*
    10.16      Employment Agreement between Registrant and Uziel
               Frydman, dated May 6, 1998.*
    10.17      Form of Employment Agreement between Registrant and Anat
               Schwartz, dated May 6, 1998.*
    10.18 Form of Employment Agreement between Registrant and Amir Frydman, dated May 6, 1998.*
    10.19      Receiver's Bill of Sale by Allen M. Shine, as receiver of E.
               Rosen Company, dated September 24, 1998.**
    21.1       Subsidiaries of the Registrant.
    24.1 A power of attorney relating to the signing of amendments hereto is incorporated in the signature pages of this Annual Report on Form 10-K.


-------------------------

* Incorporated herein by reference to the Company's Registration Statement on Form SB-2, dated as of January 21, 1998 (Registration No. 333-44655)

** Incorporated herein by reference to the Company's Current Report on Form 8-K, dated as of October 9, 1998.

         (b) REPORTS ON FORM 8-K

                  None

                                    SIGNATURES

In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized

                                    SHERWOOD BRANDS, INC.

                                    By: /s/  Uziel Frydman
                                        ---------------------------------------
                                        Uziel Frydman
                                        President and Chief Executive Officer

                                POWER OF ATTORNEY

Each person whose signature appears below on this Annual Report on Form 10-K hereby constitutes and appoints Uziel Frydman, Anat Schwartz and Amir Frydman, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities (until revoked in writing) to sign any and all amendments to this Annual Report on Form 10-K of Sherwood Brands, Inc. and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, each acting alone or his substitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities and on the dates stated.

                  SIGNATURES                                  TITLE(S)                              DATE
--------------------------------------------     --------------------------------------      ----------------
/s/ Uziel Frydman                                President, Chief Executive Officer and      October 29, 2001
--------------------------------------------     Director
Uziel Frydman                                    (principal executive officer)

/s/ Anat Schwartz                                Executive Vice President -- Finance and     October 29, 2001
--------------------------------------------     Secretary
Anat Schwartz                                    (principal accounting officer)

/s/ Amir Frydman                                 Executive Vice President, Treasurer and     October 29, 2001
--------------------------------------------     Director
Amir Frydman

/s/ Douglas A. Cummins                           Director                                    October 29, 2001
--------------------------------------------
Douglas A. Cummins

/s/ Jean Clary                                   Director                                    October 29, 2001
--------------------------------------------
Jean Clary

/s/ Jason T. Adelman                             Director                                    October 29, 2001
--------------------------------------------
Jason T. Adelman

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
Sherwood Brands, Inc.

We have audited the accompanying consolidated balance sheets of Sherwood Brands, Inc. and Subsidiaries as of July 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sherwood Brands, Inc. and Subsidiaries at July 31, 2001 and 2000 and the results of its operations and cash flows for each of the three years in the period ended July 31, 2001 in conformity with accounting principals generally accepted in the United States of America.

                                                                BDO SEIDMAN, LLP

Washington, D.C.
October 5, 2001

               Report of Independent Certified Public Accountants'
                         On Financial Statement Schedule

Sherwood Brands, Inc.

The audits referred to in our report to Sherwood Brands, Inc. dated October 5, 2001 which is contained in this form 10-K, include the audit of the financial statement schedule listed in the accompanying index for each of the three years in the period ended July 31, 2001. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on the audits.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

                                                        BDO SEIDMAN, LLP

Washington, D.C.
October 5, 2001





SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE BEGINNING    CHARGED TO COSTS                        BALANCE AT END
             DESCRIPTION                    OF PERIOD          AND EXPENSES            DEDUCTION          OF PERIOD
================================================================================================================================
Year ended July 31, 1999
   Allowance for doubtful accounts      $         40,000    $         33,570        $     (5,624)    $       67,946

   Allowance for customer credits       $        386,092    $         94,126        $   (360,242)    $      119,976

Reserve for slow moving inventory       $         40,000    $        255,141        $         -      $      295,141

Year ended July 31, 2000
   Allowance for doubtful accounts      $         67,946    $        201,293        $   (154,239)    $      115,000

   Allowance for customer credits       $        119,976    $        120,096        $         -      $      240,072

Reserve for slow moving inventory       $        295,141    $         19,918        $         -      $      315,059

Year ended July 31, 2001
   Allowance for doubtful accounts      $        115,000    $        272,290        $   (198,690)    $      188,600

   Allowance for customer credits       $        240,072    $            -          $   (156,533)    $       83,539

Reserve for slow moving inventory       $        315,059    $        385,369        $         -      $      700,428

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

For the years ended July 31,                                 2001            2000
=======================================================================================
                             Assets
Current assets
   Cash and cash equivalents                               $    385,195    $    641,497
   Accounts receivable, less allowance of $189,000
   and $115,000                                               1,977,093       2,094,694
   Inventory                                                 14,709,515      12,683,575
   Income taxes receivable                                           --         407,237
   Other current assets                                         344,568         288,934
   Deferred taxes on income                                     425,000         196,000
=======================================================================================
Total current assets                                         17,841,372      16,311,937

Net property and equipment                                    4,906,350       4,245,848

Other assets                                                     56,391          61,106
=======================================================================================
TOTAL ASSETS                                               $ 22,804,112    $ 20,618,891
=======================================================================================

              Liabilities and Stockholders' Equity

Current liabilities
   Line of credit                                          $  3,842,297    $  4,119,000
   Current portion of long-term debt                            215,000         210,000
   Current portion of subordinated debt                              --         324,593
   Current portion of capital lease obligation                   31,245          31,245
   Accounts payable                                           3,986,845       4,523,899
   Accrued expenses                                           1,558,342       1,032,935
   Income taxes payable                                         722,474          50,000
=======================================================================================
Total current liabilities                                    10,356,203      10,291,672

Long-term debt                                                  550,000         765,000
Capital lease obligation                                        424,917         424,332
Deferred taxes on income                                        244,000         109,000

=======================================================================================
TOTAL LIABILITIES                                            11,575,121      11,590,004
=======================================================================================

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
  Preferred stock, $.01 par value, 5,000,000 shares
  Authorized; no shares issued or outstanding                        --              --
  Common stock, Class A, $.01 par value, 30,000,000
  Shares authorized, 2, 700,000 issued and outstanding           27,000          27,000
  Common stock, Class B, $.01 par value, 5,000,000 shares
  Authorized, 1,000,000 shares issued and outstanding            10,000          10,000
Additional paid-in-capital                                    7,973,538       7,973,538
Retained earnings                                             3,236,724       1,018,349
Accumulated Other Comprehensive Income/(loss)                   (18,270)             --
=======================================================================================
TOTAL STOCKHOLDERS' EQUITY                                   11,228,992       9,028,887
=======================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 22,804,112    $ 20,618,891
=======================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements

                      SHERWOOD BRANDS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

For years ended July 31,                                           2001            2000            1999
===========================================================================================================
Net sales                                                      $ 58,316,716    $ 42,104,645    $ 25,299,806

Cost of sales                                                    41,796,184      32,183,885      19,218,718
===========================================================================================================
Gross profit                                                     16,520,532       9,920,760       6,081,088

Selling, general and administrative expenses                      8,006,416       6,675,177       4,922,082
Salaries and related expenses                                     4,806,061       3,285,850       2,450,096
Pre-production costs                                                     --              --         213,112
===========================================================================================================
Total operating expenses                                         12,812,477       9,961,027       7,585,290
===========================================================================================================

Income/(Loss) from operations                                     3,708,055         (40,267)     (1,504,202)
===========================================================================================================

Other income (expense)
   Interest income                                                   11,182          36,016          83,258
   Interest expense                                                (539,971)       (434,978)       (153,832)
   Other income (expense)                                           132,209         693,413          (7,821)
===========================================================================================================
Total other income (expense)                                       (396,580)        294,451         (78,395)
===========================================================================================================

Income/(Loss) before provision (benefit) for taxes on income      3,311,475         254,184      (1,582,597)
===========================================================================================================
Provision (Benefit)  for taxes on income                          1,093,100          98,100        (319,700)
===========================================================================================================
Net income (loss)                                              $  2,218,375    $    156,084    $ (1,262,897)
===========================================================================================================
Net Income (loss) per share- basic                             $       0.60    $       0.04    $      (0.34)
                           - diluted                                   0.56            0.04           (0.34)
===========================================================================================================
Weighted average common shares outstanding-basic                  3,700,000       3,700,000       3,700,000
                                          -diluted                3,954,428       3,700,000       3,700,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           COMMON STOCK

                                  CLASS A              CLASS B                                           ACCUMULATED
                              ===================   =====================
                                                                             ADDITIONAL                 OTHER COMPRE-
                                                                              PAID-IN         RETAINED  HENSIVE INCOME
                              SHARES      AMOUNT     SHARES        AMOUNT     CAPITAL         EARNINGS     (LOSS)          TOTAL
===================================================================================================================================
Balance, at July 31, 1998    2,700,000   $ 27,000   1,000,000    $  10,000   $ 7,978,777    $ 2,125,162    $      --    $10,140,939

Net loss                            --         --          --           --            --     (1,262,897)          --     (1,262,897)

Offering costs                      --         --          --           --        (5,239)            --           --         (5,239)
===================================================================================================================================
Balance, at July 31, 1999    2,700,000     27,000   1,000,000       10,000     7,973,538        862,265           --      8,872,803

Net income                          --         --          --           --            --        156,084           --        156,084

===================================================================================================================================
Balance, at July 31, 2000    2,700,000     27,000   1,000,000       10,000     7,973,538      1,018,349           --      9,028,887

Foreign Currency (Loss)             --         --          --           --            --             --      (18,270)            --

Net income                          --         --          --           --            --      2,218,375           --             --

Comprehensive Income                --         --          --           --            --             --           --      2,200,105
===================================================================================================================================
Balance, at July 31, 2001    2,700,000   $ 27,000   1,000,000    $  10,000   $ 7,973,538    $ 3,236,724    $ (18,270)   $11,228,992
===================================================================================================================================

See accompanying summary of accounting policies and notes to consolidated financial statements.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASHFLOWS

For the years ended July 31,                              2001           2000           1999
=================================================================================================
Cash flows from operating activities
   Net income (loss)                                   $ 2,218,375    $   156,084    $(1,262,897)
   Adjustments to reconcile net income (loss) to net
   Cash provided by/(used in) operating activities:
      Depreciation expense                                 403,756        226,871        188,795
      Deferred income taxes                                (94,000)        48,100       (349,900)
      (Gain)/loss on foreign currency exchange              (2,519)        (5,574)         5,870
      Provision for Inventory allowance                    385,369         19,918        255,141
      Provision for doubtful accounts                      272,290        201,293         33,570

      (Increase) decrease in assets
      Accounts receivable                                 (154,689)       632,887       (895,321)
      Inventory                                         (2,411,309)    (4,133,913)      (766,428)
      Income taxes receivable                              407,237         78,072       (435,609)
      Other current assets                                 (55,634)       369,430       (530,547)
      Other assets                                           4,715        (32,642)        22,934
      Increase (decrease) in liabilities
        Accounts payable                                  (537,054)     1,666,290        579,800
        Accrued expenses                                   509,656        (49,076)       660,222
        Income taxes payable                               672,474       (164,400)        53,139
=================================================================================================
Net cash provided by/(used in) operating activities      1,618,667       (986,660)    (2,441,231)

=================================================================================================

Cash flows from investing activities
  Inventory purchased from Rosen                                --             --     (4,000,000)
  Capital expenditures                                  (1,064,258)      (905,254)      (656,445)

=================================================================================================
Net cash used in investing activities                   (1,064,258)      (905,254)    (4,656,445)

=================================================================================================

Cash flows from financing activities
   Net borrowings on line of credit                       (276,703)     2,180,552      1,938,448
   Payments on debt                                       (534,008)      (304,932)      (265,531)
   Offering costs                                               --             --         (5,239)
=================================================================================================
Net cash (used in)/provided by financing activities       (810,711)     1,875,620      1,667,678

=================================================================================================
Net (decrease) in cash and cash equivalents               (256,302)       (16,294)    (5,429,998)

=================================================================================================
Cash and cash equivalents, at beginning of period          641,497        657,791      6,087,789

=================================================================================================
Cash and cash equivalents, at end of period            $   385,195    $   641,497    $   657,791

=================================================================================================

Interest Paid                                          $   539,971    $   434,978    $   153,832
Income Taxes Paid                                      $   443,440    $   395,900    $   328,015

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

Sherwood Brands of RI, Inc. was incorporated in September, 1998 in the state of Rhode Island. Sherwood Brands of RI, Inc. d/b/a E. Rosen Company is a manufacturer of hard candies, jelly beans and packer of gift items and baskets. On September 24, 1998 the Company completed the acquisition of certain assets of the E. Rosen Company - d/b/a School House Candy Co. ("Rosen"). Rosen was a Rhode Island manufacturer of hard candy, jelly beans and lollipops and assembled a variety of holiday gift items including gift baskets. Rosen sold its holiday gift items to such chains as Wal-Mart, Kmart and CVS. The Company paid $4.0 million in cash for the machinery and equipment, inventory and trade names, trademarks and customer lists of Rosen. For financial accounting purposes, the entire purchase price of $4.0 million was allocated to the inventories of raw material, components and finished product.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the individual assets which range from five to seven years for machinery and equipment to thirty-nine years for the building.

REVENUE RECOGNITION

Sales are recognized upon shipment of products.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes (SFAS
109)." Under SFAS 109, deferred taxes are determined using the liability method which requires the recognition of deferred tax assets and liability based on differences between the financial statement and the income tax basis using presently enacted tax rates.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

Financial instruments of the Company include long-term debt. Based upon current borrowing rates available to the Company, estimated fair values of these financial instruments approximate their recorded amounts.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes derivative financial instruments to reduce foreign currency risks. The Company does not hold or issue derivative financial instruments for trading purposes. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 2000 by SFAS No. 138, SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. They require that a company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value or the derivative, and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The Company adopted SFAS 133, as amended in the fourth quarter of fiscal 2001. See Note 1.

COMPREHENSIVE INCOME

Comprehensive income (loss) is reported on the Consolidated Statements of Stockholders' Equity and accumulated other comprehensive (loss) is reported on the Consolidated Balance Sheets. For the company, other comprehensive income
(loss) consists of changes in the fair market value of derivatives. Prior to the fourth quarter of 2001, the company had no derivative financial instruments or items of other comprehensive income.

EARNINGS PER SHARE

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires two presentations of earnings per share-"basic" and "diluted". Basic earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                     Per Share
For the year ended July 31, 2001         Income        Shares        Amount
==============================================================================

Basic earnings per share
Income available to common stockholders  $2,218,375    3,700,000     $0.60
Effect of dilutive stock options                         254,428
Diluted earnings per share               $2,218,375    3,954,428     $0.56
==============================================================================


Basic and dilutive earnings per share are the same during 2000 and 1999 because the impact of dilutive securities is anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 which summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Staff Accounting Bulletin is effective for the year beginning August 1, 2000. The initial adoption of the guidance did not have a material impact on the Company's results of operations or financial position, however, the guidance may impact the way in which the Company will account for future transactions.

In March 2000, the FASB issued interpretation No 44 ("FIN 44"), "Accounting for Certain Transaction Involving Stock Compensation, an Interpretation of APB Opinion NO. 25". FIN 44 clarifies the application of APB NO. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial statements.

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented, or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 are reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FOREIGN EXCHANGE CONTRACTS

In the fourth quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) at the time it executed a foreign exchange forward contract to purchase 1.2 million Euros. In accordance with SFAS 133, as amended, the Company marked the contract to market as of July 31, 2001 and recorded the loss of $18,270 in other comprehensive income since the Company designated the contract as a cash flow hedge.

2. INVENTORY

Inventories consist of the following:

For years ended July 31,                          2001            2000
==========================================================================

Raw materials and ingredients                 $  1,195,859    $    546,006
Components used in assembly                      1,564,878       2,389,504
Packaging materials                              2,474,046       1,715,479
Work-in-process and finished product            10,175,160       8,347,645
==========================================================================
                                                15,409,943      12,998,634
Less reserve for inventory allowance              (700,428)       (315,059)
==========================================================================
                                    Total     $ 14,709,515    $ 12,683,575
==========================================================================



3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

 For years ended July 31,                           2001          2000
==========================================================================

Land                                          $     85,282    $     85,282
Buildings and improvements                       1,879,153       1,782,918
Machinery and equipment                          3,753,331       2,857,792
Furniture and computer equipment                   192,002         123,267
Transportation equipment                            83,914          80,165
==========================================================================
                                                 5,993,682       4,929,424
                 Accumulated depreciation       (1,087,332)       (683,576)
==========================================================================
Total                                         $  4,906,350    $  4,245,848
==========================================================================

Depreciation expense for the years ended July 31, 2001, 2000 and 1999 and was $403,756, $226,871 and $188,795, respectively.

4. CREDIT FACILITY

In May 2001, the Company entered into a new agreement with First Union National Bank. The new credit facility is a $20.0 million line of credit to provide additional working capital to support the Company's additional sales. The line of credit is available for advances to finance working capital and the issuance of letters of credit. Advances under the line of credit are based on a borrowing formula equal to 85% of eligible domestic accounts receivable plus 60% of eligible finished goods and 30% of eligible components inventory. Borrowings on inventory are capped based upon the Company's seasonal requirements and are limited to $9 million. The line of credit is secured by the cash and cash equivalents, accounts receivable and inventories of Sherwood Brands, Inc. and its wholly-owned subsidiaries. The line of credit agreement contains various business and financial covenants, including, among other things, a minimum tangible net worth, debt service coverage and capital expenditure limits. The company was in violation of the capital expenditure limits at July 31, 2001, but has received a waiver from the bank. For the year interest accrued on such advances at LIBOR plus 2.35% (the rate at July 31, 2001 was 6.09%) and is payable monthly. The loan agreement expires in June 2004. At

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

July 31, 2001, the Company had borrowed $3,842,297 and $4,119,000, respectively under the line of credit and had $0 in letters of credit outstanding. During the years ended July 31, 2001, 2000 and 1999, the Company incurred and paid approximately $475,827, $363,255 and $92,000 of interest expense on the line of credit, respectively.

Average short term borrowings and the related interest rates are as follows:

   For years ended July 31,                                         2001             2000
============================================================================================
Borrowings under revolving line of credit at year end           $  3,842,296    $  4,119,000
Weighted average interest rate                                          7.92%           7.84%
Maximum month-end balance during period                         $ 10,000,000    $  8,000,000
Average balance during the period                               $  5,524,902    $  4,495,714

5. LETTERS OF CREDIT

The Company has available an irrevocable letter of credit of $635,000 with a bank, to be used for payments of principal portions of Virginia Revenue Bonds in the event the Company defaults on payment. The letter is collateralized by a first deed of trust and security interest in the Company's land, building and equipment. The letter of credit expires in 2011. The letter of credit agreement has a debt to worth and a debt coverage requirement as well as a limitation on dividends paid and on borrowings. The letter of credit agreement contains various business and financial covenants, including, among other things, a minimum debt coverage.

In addition, the Company has available another irrevocable letter of credit of $130,000 with a bank, to be used for payment of principal portions of Virginia Revenue Bonds in the event the Company defaults on payment. The letter is collateralized by a first deed of trust in the Company's commercial property as well as a lien on certain assets of the Company. This letter of credit expires in 2002.

6. LONG-TERM DEBT

Long-term debt consists of the following:

  For years ended July 31,                                                               2001           2000
===============================================================================================================
Mecklenberg County, Virginia Variable Rate Demand Revenue Bonds issued on June 1, 1996; collateralized by an irrevocable Letter of credit
  (see Note 5); payable in varying annual amounts; To be redeemed in whole by June 1, 2011; interest at variable
  Market tax exempt rates (4.40% at July 31, 2001).                                 $   635,000     $  715,000

Mecklenberg County, Virginia Revenue Bond issued on May 15, 1997;
  collateralized by an irrevocable letter of credit (see Note 5);
  payable in varying annual amounts; to be redeemed In whole by May 15, 2002;
  interest at variable market tax
  Exempt rates (4.40% at July 31, 2001).                                                130,000        260,000

================================================================================================================
                                                                                        765,000        975,000
Less current maturities                                                                (215,000)      (210,000)
================================================================================================================
Long-term portion                                                                   $   550,000     $  765,000
================================================================================================================

The scheduled maturities of long-term debt are as follows:

                                                                                       AMOUNT
================================================================================================================
Fiscal years ending July 31,
2002                                                                                $    215,000
2003                                                                                      90,000
2004                                                                                      40,000
2005                                                                                      45,000
2006                                                                                      50,000
Thereafter                                                                               325,000
================================================================================================================
                           Total                                                    $    765,000
================================================================================================================

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. SUBORDINATED DEBT

Subordinated debt consists of the following:

   For years ended July 31,                                                          2001            2000
====================================================================================================================
Mecklenberg County, Virginia Industrial Development Authority Note;
  collateralized by second deed of trust on land, building and Equipment;
  payable in monthly installments of $4,644, including Interest of 7%, with a
  final payment of $239,193 due in June, 2001.                                  $     -----     $    266,134

Lake Country Development Corporation Note; collateralized by
  Second deed of trust on land, building and equipment; payable in monthly installments of $5,480, including interest of 5.25%
  Beginning on April 1, 1997 and payable in full on June 1, 2001.                     -----           58,459
====================================================================================================================

                                                                                      -----          324,593
Less current maturities                                                               -----         (324,593)
====================================================================================================================

Long-term portion                                                               $     -----     $      -----
====================================================================================================================

On June 2001 the subordinated notes was paid in full.

8. CAPITAL LEASE OBLIGATION

In May 2000 the Company entered into a capital lease agreement with the New Bedford Redevelopment Authority to lease a 430,000 square foot building in New Bedford, Massachusetts. The facility will be used for assembly and storage of components. Under the terms of the lease the Company paid $400,000 up front and has commitments to pay rent of $25,000 per annum for years one and two and $41,666.66 per annum for years three to twenty. The Company has the option to purchase the building at any time during the lease for $1,200,000 less any amounts of rental payments made. Buildings and improvements includes $855,577, less amortization of $3,590 and $1,795 for the year ended July 31, 2001 and 2000, respectively. Lease amortization is included in depreciation expense.

Future minimum payments under the capital lease are as follows:

                                                                                      AMOUNT
======================================================================================================================
Fiscal years ending July 31,
2002                                                                              $       31,245
2003                                                                                      41,667
2004                                                                                      41,667
2005                                                                                      41,667
2006                                                                                      41,667
Thereafter                                                                               570,834
======================================================================================================================
                             Total                                                $      768,747
                             Less amount representing interest                          (312,585)
======================================================================================================================
                             Present value of net minimum lease payments          $      456,162
======================================================================================================================

9. STOCK TRANSACTIONS

In November 1997, the Company adopted the 1998 Stock Option Plan (the "Plan"). Under the plan, the Company may grant qualified and nonqualified stock options to selected employees, consultants and directors. Options vest over a three year period and have a ten year life. The Company had reserved 350,000 shares of common stock for issuance under the Plan. In August 2000, the Board of Directors approved increasing the number of shares available by 750,000 for a total of 1,100,000 as part of the Company's ongoing Employee Incentive Compensation Plan.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table relates to options activity in 1999, 2000 and 2001 under the
Plan:

                                                                                    Weighted average
                                                                       Number      Exercise price per
                                                                     of Shares            Share
                                                                    ===========    ==================
            Options outstanding at July 31, 1998                       143,750            $ 5.95
            Granted                                                     10,000            $ 5.95
            Cancelled                                                      ---            $ ---
            =========================================================================================

            Options outstanding at July 31, 1999                       153,750            $ 5.95
            Granted                                                    146,500            $ 3.00
            Cancelled                                                  (10,000)           $ 5.95
            =========================================================================================

            Options outstanding at July 31, 2000                       290,250            $ 4.46
            Granted                                                    624,918            $ 1.67
            Cancelled                                                      ---            $ ---
            =========================================================================================

            Options outstanding at July 31, 2001                       915,168            $ 2.56
            =========================================================================================

            Options exercisable at July 31, 2001                       657,951            $ 2.68
            =========================================================================================

A summary of stock options outstanding and exercisable as of July 31, 2001 is as follows:

                                 Options Outstanding                                              Options Exercisable
======================================================================    ==================================================
                                                        Weighted           Weighted                            Weighted
 Range of                                               Average            Average                             Average
 Exercise                           Number              Remaining          Exercise         Number             Exercise
 Price                              Outstanding         Life (years)       Price            Exercisable        Price
============================================================================================================================
       $ 1.63 To       $ 1.63         599,418                9.0           $1.63             454,868              $1.63
       $ 2.31 To       $ 3.10         172,000                8.2           $2.97              59,333              $2.88
       $ 5.95 To       $ 5.95         143,750                6.7           $5.95             143,750              $5.95

The options under the Plan granted in fiscal 1999 expire in March 2008, those granted in fiscal year 2000 expire August 2, 2009 and those granted in fiscal year 2001 expire April 2010.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

123"), but it continues to measure compensation cost for the stock options using the intrinsic value method prescribed by APB Opinion No. 25. As allowable under SFAS 123, the Company used the Black-Sholes method to measure the compensation cost of stock options granted in 2001, 2000 and 1999 with the following assumptions: Risk-free interest rate of 6.00%, 6.00% and 5.11%, a dividend payout rate of zero, and an expected option life of ten years, respectively. The volatility is 75%. Using these assumptions, the fair value of stock options granted during fiscal 2001 is $2.56.

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

If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated in the following table:

For years ended July 31,                                             2001            2000              1999
============================================================================================================
Net Income/(loss)
    As Reported                                                $2,218,375       $ 156,084       $(1,262,897)
    Pro Forma                                                   1,711,375         (12,609)       (1,345,484)
============================================================================================================

Basic Income/(loss) per Common Share:
    As Reported                                                $     0.60       $    0.04       $     (0.34)
    Pro Forma                                                        0.46           (.003)            (0.36)

============================================================================================================

Diluted income/(loss) per Common Share:
   As reported                                                 $     0.56       $   (0.34)      $      0.04
   Pro Forma                                                         0.43          (0.003)            (0.36)
===========================================================================================================

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company has issued and outstanding 775,000 warrants to purchase shares of Class A common stock. The warrants are exercisable at $7.50 and expire on May 6, 2003.

11. INCOME TAXES

The provisions for income taxes was as follows:

For the years ended July 31,                                                 2001             2000            1999
====================================================================================================================
Current tax provisions (benefit):
       Federal                                                            $  956,400       $ 39,000       $(151,800)
       State                                                                 230,700         11,000         (32,400)
       IRS Examination                                                          ----           ----         214,400
====================================================================================================================

   Current provision for income taxes                                      1,187,100         50,000          30,200
====================================================================================================================

Deferred Tax                                                                 (94,000)        48,100        (349,900)
====================================================================================================================

Total provision on income taxes                                           $1,093,100       $ 98,100       $(319,700)
====================================================================================================================

During 1999, the IRS examined the tax returns for Sherwood Brands, Inc. and Sherwood Brands Overseas, Inc. for the tax years ended July 31, 1995 to July 31, 1997. The IRS proposed an adjustment, which the Company contests. The Company does not agree with the IRS position and is currently considering what actions it will take in the future to argue the case.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tax effects of the significant temporary differences, which comprised the deferred tax assets and liabilities, were as follows:

For the years ended July 31,                                                 2001           2000
====================================================================================================
Deferred tax assets
  Purchase price allocation of fixed assets                               $  167,000     $  223,000
  Officers salary payable                                                     21,000         13,000
  Allowance for doubtful accounts and customer credits                       100,000        118,000
  Inventory obsolescence reserve                                             257,000        110,000
  Other                                                                       47,000         36,000
====================================================================================================

               Total deferred tax assets                                     592,000        500,000
====================================================================================================

Deferred tax liabilities
     Accumulated depreciation                                               (411,000)      (332,000)
     Purchase price allocation of inventory                                    -----        (41,000)
     Accounts receivable service costs                                         -----        (40,000)
     Settlement receivable                                                     -----          -----
====================================================================================================

                Total deferred tax liabilities                              (411,000)      (413,000)
====================================================================================================


Net deferred tax asset (liability)                                        $  181,000     $   87,000
====================================================================================================

Net current deferred tax asset                                            $  425,000     $  196,000
====================================================================================================

Net long-term deferred tax asset (liabilities)                            $ (244,000)    $ (109,000)
====================================================================================================


The following summary reconciles taxes at the federal statutory rate with recorded tax expense (benefit):

For the years ended July 31,                                                    2001           2000            1999
====================================================================================================================
Income taxes at statutory rate
Increase (decrease) in taxes resulting from:                              $1,125,900      $ 86,400        $(538,000)
 Effect of untaxed income from foreign subsidiary                            (22,500)       (4,200)          40,000

 IRS Examination                                                               -----        ------          214,400

 State and local taxes, net of federal income tax  benefits                  120,500        ------            -----

 State, net operating losses and credits used                               (136,700)       11,000          (79,000)
 Other                                                                         5,900         4,900           42,900
====================================================================================================================

           Total provision (benefit for taxes)                            $1,093,100      $ 98,100        $(319,700)
====================================================================================================================

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. COMMITMENTS AND CONTINGENCIES

The Company leases office space in Maryland, and office, warehouse and manufacturing facilities in Rhode Island. Rental expense under these leases aggregated approximately $530,637, $674,960 and $309,611 for the years ended July 31, 2001, 2000 and 1999, respectively. The lease for office space in Rockville, MD is subject to annual increases based upon both certain allocated operating costs and increases in the Consumer Price Index.

The Company is from to time to time involved in litigation incidental to the conduct of its business. The Company is currently involved in several legal proceedings involving intellectual property rights, collection of receivables, and other matters. The Company does not believe that the outcome of these matters would materially affect the Company's operations. There can be no assurance that the Company will not be a party to other litigation in the future.

Future minimum rental commitments under operating leases as of July 31, 2001 are summarized in the following table:

               YEARS ENDED JULY 31,                                 AMOUNT
================================================================================
                     2002                                        $  704,119
                     2003                                           711,126
                     2004                                           212,850
                     2005                                           115,916
                     2006                                           115,916
                    Thereafter                                      361,296
================================================================================
                     Total                                       $2,221,223
================================================================================


The Company is currently negotiating a renewal lease on its properties in Rhode Island.

The Company has entered into employment agreements with the Chief Executive Officer, Executive Vice President-Finance and Secretary, and the Executive Vice President - Marketing and Product Development and Treasurer. The agreements were renewed and amended on August 1, 2001.

13. EMPLOYEE BENEFIT PLANS

Effective January 15, 1987, the Company established a profit-sharing plan and a money purchase pension plan covering all full-time employees meeting the minimum age and service requirements. Under the terms of the Money Purchase Pension Plan, the Company contributed 5.7% of total wages in the year ended July 31, 1997.

The Money Purchase Pension Plan was terminated and the assets were merged with the 401(k) Plan. All participants in the Money Purchase Pension Plan were fully vested in the 401(k) Plan as of August 1, 1997. There were no contributions made in 2001, 2000 and 1999.

14. SUPPLEMENTAL CASH FLOWS DISCLOSURE

A Building acquired through a capital lease amounted to $456,162 for the year ended July 31, 2000.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. CONCENTRATION OF CREDIT RISK AND EXPORT SALES

The Company currently purchases most of its contract-manufactured products from third-party sources located in Argentina, Austria, Belgium, Ireland and Holland. The Company has a variety of customers, including mass merchandisers, drug stores and grocery stores throughout the United States and abroad. For the year ended July 31, 2001 two customers accounted for approximately 27% and 14% of the Company's net sales. For the year ended July 31, 2000 one of these customer accounted for approximately 15% of the Company's total net sales.

16. PRE-PRODUCTION COSTS

During the year ended July 31, 2001 and 2000 the Company did not incur any pre-production costs. During the year ended July 31, 1999, the Company incurred $213,112 costs relating to the development of its production facilities for its Demitasse(R) and candy product lines in Chase City, VA. These costs consist of parts and supplies, assembly salaries, sub-contract labor, and direct labor.

17. ADVERTISING COSTS

Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were $979,691, $716,436 and $698,498 for the years ended July 31, 2001, 2000 and 1999, respectively.

18. ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                July 31,
                             =====================================
                                         2001               2000
                             =====================================
Payroll                                 311,744           330,160

Payroll benefits                        201,071           176,722

Bonuses                                 500,000             ----

Professional fees                        75,000            68,250

Commissions                              42,500            99,392

Inventory costs                         162,084           139,985

Personal property taxes                 136,107           122,884

Water and sewer                          41,481            54,937

Other                                    88,355            40,605

==================================================================
Total                                 1,558,342         1,032,935
==================================================================

19. QUARTERLY DATA

Summary quarterly results were as follows:

                                            Quarter
Year 2001                                    First              Second                Third            Fourth
================================================================================================================
Net Sales                                $ 19,733,398        $20,823,008           $14,010,737       $3,749,573
Gross Profit                                6,201,022          6,380,230             3,007,557          931,723
Net Income (loss)                           1,486,118            938,497               296,563         (502,803)
Basic earnings (loss) per share          $       0.40        $      0.25           $      0.08       $    (0.13)
Diluted earnings (loss) per share        $       0.39        $      0.24           $      0.08       $    (0.15)

                                           Quarter
Year 2000                                   First              Second                 Third            Fourth
================================================================================================================
Net Sales                                $ 12,865,846        $10,161,858           $14,365,353       $4,711,588
Gross Profit                                3,969,429          2,819,716             2,415,515          716,100
Net Income (loss)                           1,206,989           (127,705)             (186,517)        (736,683)
Basic earnings (loss) per share          $       0.33        $     (0.03)           $    (0.05)      $    (0.21)
Diluted earnings (loss) per share        $       0.33        $     (0.03)           $    (0.05)      $    (0.21)

Exhibit Index

Exhibit No.            Description
-----------            -----------

21.1                   Subsidiaries of the Registrant.