Form 10-Q
period 2001-10-31
SHERWOOD BRANDS INC
filed 2001-12-14
CIK 1053178

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934

   For the quarterly period ended: 10/31/01 Commission file number: 1-14091

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [_]

The number of shares outstanding of issuer's Class A Common Stock, $.01 par value per share, as of December 10, 2001 was 2,700,000. Number of shares outstanding of issurer's Class B Common Stock, $.01 par value per share was 1,000,000. Class B Common Stock is not publicly traded.

Transitional Small Business Disclosure Format (check one):
Yes [_]    No [X]

                             SHERWOOD BRANDS, INC.

                                     INDEX

                                                                                            Page
                                                                                            ----
PART I         FINANCIAL INFORMATION

   Item 1.       FINANCIAL STATEMENTS

          Consolidated Balance Sheets - October 31, 2001                                    1
          (unaudited) and July 31, 2001

          Consolidated Statements of Operations - Three months
          ended October 31, 2001 and 2000 (unaudited)                                       2

          Consolidated Statements of Cash Flows - Three months
          ended October 31, 2001 and 2000 (unaudited)                                       3

          Notes to Consolidated Financial Statements                                        4

   Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS                                                  7

PART II        OTHER INFORMATION

   Item 1.       Legal Proceedings                                                          9

   Item 3.       Quantitative and Qualitative Disclosures about Market Risk                 9

   Item 6.       Exhibits and Reports on form 8-K
                 (a) The Company did not file any reports on Form 8K during the quarter ended October 31, 2001.

SIGNATURES                                                                                 10

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  Un-Audited

                                                                                  October 31, 2001       July 31, 2001
                                                                                  -----------------    -----------------
                                                                                     (unaudited)           (audited)
                                                                                     -----------           ---------
                                                   Assets
Current assets
     Cash and cash equivalents                                                              776,737              385,195
     Accounts receivable, less allowance of $297,000 and
     $189,000                                                                            13,418,768            1,977,093
     Inventory                                                                           14,795,512           14,709,515
     Income taxes receivable                                                                 74,130                   --
     Other current assets                                                                   348,837              344,568
     Deferred taxes on income                                                               425,000              425,000
                                                                                  -----------------    -----------------

Total Current Assets                                                                     29,838,984           17,841,371

Net property and equipment                                                                4,994,245            4,906,350

Other assets                                                                                 54,806               56,391
                                                                                  -----------------    -----------------

TOTAL ASSETS                                                                             34,888,035           22,804,112
                                                                                  =================    =================

                                     Liabilities and Stockholders' Equity
Current liabilities
     Line of credit                                                                      10,368,022            3,842,297
     Current portion of long-term debt                                                      215,000              215,000
     Current portion of capital lease obligation                                             31,245               31,245
     Accounts payable                                                                     6,402,863            3,986,845
     Accrued expenses                                                                     1,957,842            1,558,342
     Income taxes payable                                                                 1,736,038              722,474
                                                                                  -----------------    -----------------

Total current liabilities                                                                20,711,010           10,356,203

Deferred taxes on income                                                                    244,000              244,000
Long-term debt                                                                              550,000              550,000
Obligations under capital lease                                                             425,514              424,917
                                                                                  -----------------    -----------------

TOTAL LIABILITIES                                                                        21,930,524           11,575,120
                                                                                  -----------------    -----------------

Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000 shares
            authorized; no shares issued or outstanding                                          --                   --
     Common stock, Class A, $.01 par value, 30,000,000
            shares authorized, 2,700,000 and 1,150,000 shares
            issued and outstanding                                                           27,000               27,000
     Common stock, Class B, $.01 par value, 5,000,000 shares
            authorized, 1,000,000 shares issued and outstanding                              10,000               10,000
Additional paid-in-capital                                                                7,973,538            7,973,538
Retained earnings                                                                         4,965,243            3,236,724
Accumulated other comprehensive income / (loss)                                             (18,270)             (18,270)
                                                                                  -----------------    -----------------

TOTAL STOCKHOLDERS' EQUITY                                                               12,957,511           11,228,992
                                                                                  -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               34,888,035           22,804,112
                                                                                  =================    =================

See Accompanying summary of accounting policies and notes to consolidated financial statements

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  Un-Audited

                                                                      Three months ended October 31,
                                                                   ------------------------------------

                                                                        2001                 2000
                                                                        ----                 ----

Net sales                                                          $    21,046,884       $  19,733,398

Cost of sales                                                           14,284,559          13,532,376
                                                                   ---------------       -------------

Gross profit                                                             6,762,325           6,201,022
                                                                   ---------------       -------------

Selling, general and administrative expenses                             2,454,403           2,486,335
Salaries and related expenses                                            1,369,931           1,218,066
                                                                   ---------------       -------------

Total operating expenses                                                 3,824,334           3,704,401
                                                                   ---------------       -------------

Income from operations                                                   2,937,991           2,496,621
                                                                   ---------------       -------------

Other income (expense)
   Interest income                                                             987               6,851
   Interest expense                                                       (147,877)           (120,593)
   Other (expense) income                                                  (39,523)            (40,083)
                                                                   ---------------       -------------

Total other (expense) income                                              (186,413)           (153,825)
                                                                   ---------------       -------------

Income before  provision for taxes on income                             2,751,578           2,342,796
Provision for taxes on income                                            1,023,059             856,678
                                                                   ---------------       -------------

Net income                                                         $     1,728,519       $   1,486,118
                                                                   ---------------       -------------

Basic and diluted earnings per share                  - basic      $          0.47       $        0.40
                                                                   ---------------       -------------
                                                      - diluted    $          0.41       $        0.39
                                                                   ---------------       -------------


Weighted average common shares outstanding            - basic            3,700,000           3,700,000
                                                      - diluted          4,207,770           3,774,456
                                                                   ===============       =============

See Accompanying summary of accounting policies and notes to consolidated financial statements

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  Un-Audited




                                                                           Three months ended October 31,
                                                                           ------------------------------

                                                                             2001                 2000
                                                                             ----                 ----
Cash flows from operating activities
     Net income                                                        $   1,728,519        $   1,486,118
     Adjustments to reconcile net income to net
     Cash used in operating activities
     Depreciation expense                                                     90,769               81,333
     Provision for inventory allowance                                         3,618                    0
     Provision for doubtful accounts                                         108,525               99,360
     (Increase) decrease in assets
        Accounts receivable                                              (11,550,199)         (11,237,212)
        Inventory                                                            (89,615)          (2,686,967)
        Other current assets                                                 (78,399)             (99,359)
        Other assets                                                           1,584               (3,990)
     Increase (decrease) in liabilities
        Accounts payable                                                   2,416,018            4,647,705
        Accrued expenses                                                     399,500              954,446
        Income taxes payable                                               1,013,564              856,678
                                                                       -------------        -------------

Net cash used in operating activities                                     (5,956,116)          (5,901,888)

Cash flows from investing activities
     Capital expenditures                                                   (178,664)            (411,723)
                                                                       -------------        -------------

Net cash used in investing activities                                       (178,664)            (411,723)
                                                                       -------------        -------------

Cash flows from financing activities
     Net borrowings on line of credit                                      6,525,725            5,881,000
     Other                                                                       597              (31,941)
                                                                       -------------        -------------


Net cash provided by financing activities                                  6,526,322            5,849,059
                                                                       -------------        -------------

Net increase (decrease) in cash and cash equivalents                         391,542             (464,552)

Cash and cash equivalents, at beginning of period                            385,195              641,497
                                                                       -------------        -------------

Cash and cash equivalents, at end of period                            $     776,737        $     176,945
                                                                       =============        =============


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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K filed on October 29, 2001.

2.       ORGANIZATION AND DESCRIPTION OF BUSINESS

Sherwood Brands, Inc. (formerly Sherwood Foods, Inc.) was incorporated in December 1982 in the state of North Carolina. Sherwood Brands, Inc. manufactures its own lines of confectionery products and demitasse \ registered trademark\ biscuits.

Sherwood Brands, LLC, a Maryland limited liability company and wholly owned subsidiary of Sherwood Brands, Inc. markets and distributes its own lines of confectionery products in the United States.

Sherwood Brands Overseas, Inc., a Bahamian company and wholly owned subsidiary of Sherwood Brands, Inc. markets and distributes the Sherwood lines of confectionery products internationally. Sherwood Brands, LLC and Sherwood Brands Overseas, Inc. purchase confectionery products from Sherwood Brands, Inc. as well as third party suppliers.

Sherwood Brands of RI Inc. was incorporated in September 1998 in the state of Rhode Island. Sherwood Brands of RI Inc. d/b/a E. Rosen Company is a manufacturer of hard candies, jellybeans and packer of gift items and baskets.

3.       INTERIM FINANCIAL INFORMATION

The financial information as of October 31, 2001 and for the three months ended October 31, 2001 and 2000 is un-audited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

4.       INVENTORY

Inventory consists of raw materials, packaging materials, components used in assembly, work- in- process and finished goods and is stated at the lower of cost or market. Cost is determined by the FIFO (first-in, first-out) method.

Inventory consists of the following:
                                                OCTOBER 31           JULY 31
                                                   2001                2001
                                                -----------        -----------
                                                (UNAUDITED)         (AUDITED)
                                                -----------        -----------
     Raw materials and ingredients              $   820,458        $ 1,195,859

     Components used in assembly                  2,120,408          1,564,878

     Packaging materials                          2,707,352          2,474,046

     Work-in-process and
     finished product                             9,851,340         10,175,160
                                                -----------        -----------
                                                 15,499,558         15,409,943
     Less reserve for inventory allowance          (704,046)          (700,428)
                                                -----------         ----------
                                                $14,795,512        $14,709,515
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

6.       INCOME TAXES

The income tax rate utilized on an interim basis is based on the Company's estimate of the effective income tax rate for the fiscal year ending July 31, 2002 which approximates 37%.

7.   EMPLOYMENT AGREEMENTS

Effective as of August 1, 2001, the employment agreements for Uziel Frydman and Amir Frydman were extended for additional three year terms (until July 31, 2004) and the employment agreement for Anat Schwartz was extended for an additional six month period (until January 1, 2002), each on substantially the same terms and conditions as in effect under their respective existing employment agreements. The annual base salaries payable to Uziel Frydman, Amir Frydman and Anat Schwartz under the amended agreements were increased to $451,333, $389,149 and $270,795, respectively, effective August 1, 2001 and are subject to annual increases. Under the amendments to the employment agreements, each of Uziel Frydman, Amir Frydman and Anat Schwartz are entitled to participate in our 1998 Executive Compensation Incentive Plan. For fiscal years beginning on or after August 1, 2001, the bonus pool will be increased proportionately to the extent that earnings before interest, taxes, and depreciation and amortization (EBITDA) in any year exceeds the EBITDA for the fiscal year ended July 31, 2001.

8.   EARNINGS PER SHARE

Earnings per share is based on weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the periods ended October 31, 2001 and October 31, 2000.

                                                                       Per Share
For the period ended October 31, 2001         Income          Shares     Amount
--------------------------------------------------------------------------------

Basic Earnings per Share
Income available to common shareholders     $1,728,519      3,700,000      $0.47
Effect of dilutive stock options                              507,770
Dilutive earnings per share                 $1,728,519      4,207,770      $0.41
================================================================================

                                                                       Per Share
For the period ended October 31, 2000         Income          Shares     Amount
--------------------------------------------------------------------------------

Basic Earnings per Share
Income available to common shareholders     $1,486,118      3,700,000      $0.40
Effect of dilutive stock options                               74,456
Dilutive earnings per share                 $1,486,118      3,774,456      $0.39
================================================================================

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

Results of Operations

THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000

Net sales for the three months ended October 31, 2001 and 2000 were $21,046,884 and $19,733,398 respectively. Net sales increased 7% primarily due to higher sales of cookies, biscuits and candies. Sam's Club, Big Lots and Wal-Mart accounted for approximately 45%, 13% and 6% of the sales ended October 31, 2001, and Sams Clubs, Dollar General and Wal-Mart accounted for the period approximately 37%, 12% and 5% of the sales for the prior years' comparable period.

Gross profit for the three months ended October 31, 2001 and October 31,2000 increased to $6,762,325 from $6,201,022 and increased to 32% from 31% as percent of sales. The improved earnings was attributable to improved production efficiencies largely associated with increased sales and decreased components costs associated with our gift sets.

Selling, general and administrative expenses decreased to $2,454,403 from $2,486,335 and decreased to 12% from 13% as a percent of sales. The decrease was largely due to reduced freight, courier and advertising expenses.

Salaries and related expenses increased to $1,369,931 from $1,218,006, or 7% from 6%, as a percent of sales. This increase was mainly attributable to annual salary increases in the Company.

As a result, operating expenses increased to $3,824,334 from $3,704,401 but decreased to 18% and 19%, respectively as a percent of sales. The decrease was mainly attributable to reduced costs attributable to freight, couriers and improved operational cost efficiencies.

Income from operations for the three months ended October 31, 2001 was $2,937,991, as compared to $2,496,621 for the prior year's comparable period.

Interest income decreased to $987 from $6,851. Interest expenses increased to $147,877 from $120,593 due to working capital requirements to support higher sales. Other income (expense) decreased in expense to $39,523 from $40,083 due to settlement legal costs in the prior year's period.

The income tax rate utilized for the three-month period is based on the Company's estimate of the effective tax rate for the fiscal year ending July 31, 2002, which approximates 37%.

As a result of the foregoing, the Company earned net income of $1,728,519 for the three months ended October 31, 2001, which was an increase of 16%, compared to net income of $1,486,118 for the prior comparable period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements have been to fund the purchase, manufacture and commercialization of its products. The Company finances its operation and manufacturing with cash flow from operations and bank financing. The Company's working capital at October 31, 2001 and July 31, 2001 was $9,127,884 and $7,485,168, respectively.

Net cash used in operating activities for the three months ended October 31, 2001 and 2000, respectively was $5,956,116 compared to $5,901,888 in the prior comparable period. The increase in cash used by operating activities was due primarily to decreases in accounts payable, accrued expenses and inventory, which were offset by the increase in accounts receivable that resulted from additional sales as well as the increases in net income and increase taxes payable.

Net cash used in investing activities decreased to $178,664 from $411,723, primarily due to reduced equipment purchases and capital improvements for the Company's location in New Bedford, Massachusetts.

Net cash provided by financing activities was $6,526,322, compared to $5,849,059 in prior quarter. This increase was primarily due to increased reliance on borrowings under the Company's line of credit to finance working capital needs for seasonal materials. The borrowings for the period ended October 31, 2001 was approximately $10,400,000 as compared to $10,000,000 for the prior years comparable period. The impact of higher borrowings was offset somewhat by lower interest rates. The Company has $9,600,000 of its $20,000,000 line of credit available to meet additional seasonal needs to purchase and manufacture inventory.

Principal payments for the Company's long-term debt for the twelve months ending October 31, 2002 is $215,000. The Company believes that cash provided by operations will be sufficient to finance its operations and fund debt service requirements.

SEASONALITY

The Company's sales typically increase in the second half of the calendar Year, principally due to the holiday season.

INFLATION

The Company does not believe that inflation has had a significant impact on the Company's results of operations for the periods presented.

PART II OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is from time to time involved in litigation incidental to the conduct of its business. The Company is currently a plaintiff in several actions. Management does not believe that the outcome of these actions, individually or in the Aggregate, would have a material adverse effect on the Company.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate line of credit, the Company is exposed to the risk of rising interest rates. The Company's $20,000,000 line of credit had an interest rate ranging from 4.67% to 6.09% for the three months ended October 31, 2001. The Company's long-term debt is at variable market tax exempt rates, which exposes the Company to fluctuations in the market. However, since the rate is based on the tax exempt rate, it is below the market rate.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits

         None.

     (b) Reports on Form 8K

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SHERWOOD BRANDS, INC.


Date:    December 12, 2001               /s/ Uziel Frydman
                                         President and Chief Executive Officer

Date:    December 12, 2001               /s/ Anat Schwartz
                                         Executive Vice President - Finance and
                                         Secretary

Date:    December 12, 2001               /s/  Christopher J. Willi
                                         Chief Financial Officer