Form 10-Q
period 2002-01-31
SHERWOOD BRANDS INC
filed 2002-03-18
CIK 1053178

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934

   For the quarterly period ended: 01/31/02 Commission file number: 1-14091

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [_]

The number of shares outstanding of issuer's Class A Common Stock, $.01 par value per share, as of March 14, 2002 was 2,716,250. The number of shares outstanding of issuer's Class B Common Stock, $.01 par value per share was 1,000,000. The Class B Common Stock is not publicly traded.

Transitional Small Business Disclosure Format (check one):
Yes [_]    No [X]

                             SHERWOOD BRANDS, INC.

                                     INDEX

                                                                                                          Page
                                                                                                          ----
PART I    FINANCIAL INFORMATION

  Item 1.   FINANCIAL STATEMENTS

       Consolidated Balance Sheets - January 31, 2002                                                      1
       (unaudited) and July 31, 2001

       Consolidated Statements of Operations -
       Three and Six months ended January 31, 2002 and 2001 (unaudited)                                    2

       Consolidated Statements of Cash Flows - Six months ended
       January 31, 2002 and 2001 (unaudited)                                                               3

       Notes to Consolidated Financial Statements                                                          4

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                                                      7

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                    10

PART II   OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                             10

   Item 4.  Submission of Matters to a Vote of Security Holders                                           10

   Item 6.  Exhibits and Reports on form 8-K                                                              11
            (a) The Company did not file reports on Form 8K during
            the quarter ended January 31, 2002.

SIGNATURES                                                                                                12

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  Un-Audited

                                                                                   January 31, 2001       July 31, 2001
                                                                                  ------------------    ----------------
                                                                                      (unaudited)           (audited)
                                                                                      -----------           ---------
                                                   Assets
Current assets
   Cash and cash equivalents                                                                980,774              385,195
   Accounts receivable, less allowance of $353,000 and
   $189,000                                                                               7,259,803            1,977,093
   Inventory                                                                             14,388,697           14,709,515
   Income taxes receivable                                                                    -----                -----
   Other current assets                                                                     581,336              344,568
   Deferred taxes on income                                                                 425,000              425,000
                                                                                  -----------------    -----------------

Total Current Assets                                                                     23,635,610           17,841,371

Net property and equipment                                                                4,980,024            4,906,350

Other assets                                                                                 53,546               56,391
                                                                                  -----------------    -----------------

TOTAL ASSETS                                                                             28,669,180           22,804,112
                                                                                  =================    =================

                                     Liabilities and Stockholders' Equity
Current liabilities
   Line of credit                                                                         6,229,046            3,842,297
   Current portion of long-term debt                                                        215,000              215,000
   Current portion of capital lease obligation                                               31,245               31,245
   Accounts payable                                                                       4,871,133            3,986,845
   Accrued expenses                                                                       1,807,147            1,558,342
   Income taxes payable                                                                     679,957              722,474
                                                                                  -----------------    -----------------

Total current liabilities                                                                13,833,528           10,356,203

Deferred taxes on income                                                                    244,000              244,000
Long-term debt                                                                              550,000              550,000
Obligations under capital lease                                                             426,119              424,917
                                                                                  -----------------    -----------------

TOTAL LIABILITIES                                                                        15,053,647           11,575,120
                                                                                  -----------------    -----------------

Stockholders' equity
   Preferred stock, $.01 par value, 5,000,000 shares
          authorized; no shares issued or outstanding                                         -----                -----
   Common stock, Class A, $.01 par value, 30,000,000
          shares authorized, 2,716,250 and 1,150,000 shares
          issued and outstanding                                                             27,163               27,000
   Common stock, Class B, $.01 par value, 5,000,000 shares
          authorized, 1,000,000 shares issued and outstanding                                10,000               10,000
Additional paid-in-capital                                                                8,014,469            7,973,538
Retained earnings                                                                         5,577,431            3,236,724
Accumulated other comprehensive income / (loss)                                             (13,530)             (18,270)
                                                                                  -----------------    -----------------

TOTAL STOCKHOLDERS' EQUITY                                                               13,615,533           11,228,992
                                                                                  -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               28,669,180           22,804,112
                                                                                  =================    =================

See Accompanying summary of accounting policies and notes to consolidated financial statements

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED                                      THREE MONTHS ENDED JANUARY 31,      SIX MONTHS ENDED JANUARY 31,
                                               ------------------------------      ----------------------------
                                                    2002              2001              2002            2001
                                                -----------       -----------       -----------     -----------
Net sales                                       $15,931,434       $20,823,008       $36,978,318     $40,556,406
Cost of sales                                    11,054,530        14,442,778        25,339,089      27,975,154
                                                 ----------       -----------       -----------     -----------

Gross profit                                      4,876,904         6,380,230        11,639,229      12,581,252
                                                -----------       -----------       -----------     -----------

Selling, general and administrative expenses      2,548,744         3,232,448         5,003,147       5,718,783
Salaries and related expenses                     1,305,121         1,433,457         2,675,052       2,651,523
                                                -----------       -----------       -----------     -----------

Total operating expenses                          3,853,865         4,665,905         7,678,199       8,370,306
                                                -----------       -----------       -----------     -----------

Income (loss) from operations                     1,023,039         1,714,325         3,961,030       4,210,946
                                                -----------       -----------       -----------     -----------

Other income (expense)
  Interest income                                     2,893             1,160             3,880           8,011
  Interest expense                                 (140,784)         (229,344)         (288,661)       (349,937)
  Other (expense) income                             24,696          (  4,744)         ( 14,126)       ( 44,827)
                                                -----------        -----------      -----------     -----------

Total other (expense) income                       (113,195)         (232,928)         (298,907)       (386,753)
                                                -----------       -----------       -----------     -----------

Income (loss) before provision (benefit)
  for taxes on income                               909,844         1,481,397         3,662,123       3,824,193
Provision (benefit) for taxes on income             298,354           542,900         1,321,413       1,399,578
                                                -----------       -----------       -----------     -----------

Net income (loss)                               $   611,490       $   938,497       $ 2,340,710     $ 2,424,615
                                                -----------       -----------       -----------     -----------

Net income (loss) per share-basic               $      0.17       $      0.25       $      0.63     $      0.66
                           -diluted                    0.14              0.24              0.55            0.63
                                                -----------       -----------       -----------     -----------

Weighted average shares outstanding-basic         3,705,476         3,700,000         3,702,738       3,700,000
                                   -diluted       4,291,523         3,884,491         4,247,396       3,835,583
                                                ===========       ===========       ===========     ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Un-Audited

                                                                           Six months ended January 31,
                                                                     ---------------------------------------
                                                                            2002                 2001
                                                                            ----                 ----
Cash flows from operating activities
     Net income                                                          $ 2,340,710          $ 2,424,615
     Adjustments to reconcile net income to net
     Cash used in operating activities
     Depreciation expense                                                    198,667              174,170
     Provision for inventory obsolescence                                    133,834          -----------
     Provision for doubtful accounts                                         246,355              189,074
     (Increase) decrease in assets
        Accounts receivable                                               (5,529,065)          (7,392,395)
        Inventory                                                            186,984             (422,229)
        Other current assets                                                (236,768)              49,430
        Other assets                                                           2,842                2,520
     Increase (decrease) in liabilities
        Accounts payable                                                     884,288              745,422
        Accrued expenses                                                     253,545            1,546,544
        Income taxes payable                                                 (42,517)           1,194,578
                                                                         -----------          -----------

Net cash used in operating activities                                     (1,561,125)          (1,488,271)

Cash flows from investing activities
     Capital expenditures                                                   (272,341)            (556,230)
                                                                         -----------          -----------

Net cash used in investing activities                                       (272,341)            (556,230)
                                                                         -----------          -----------

Cash flows from financing activities
     Net borrowings on line of credit                                      2,386,749            1,862,000
     Other                                                                    42,296              (30,240)
                                                                         -----------          -----------

Net cash provided by financing activities                                  2,429,045            1,831,760
                                                                         -----------          -----------

Net increase (decrease) in cash and cash equivalents                         595,579             (212,741)

Cash and cash equivalents, at beginning of period                            385,195              641,497
                                                                         -----------          -----------

Cash and cash equivalents, at end of period                              $   980,774          $   428,756
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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report and Form 10-K filed on October 29, 2001.

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

3.   INTERIM FINANCIAL INFORMATION

The financial information as of January 31, 2002 and for the three and six months ended January 31, 2002 and 2001 is un-audited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

4.   INVENTORY

Inventory consists of raw materials, packaging materials, components used in assembly, work- in- process and finished goods and is stated at the lower of cost or market. Cost is determined by the FIFO (first-in, first-out) method.

Inventory consists of the following:
                                            JANUARY 31        JULY 31
                                               2002            2001
                                            -----------    -----------
                                            (UNAUDITED)      (AUDITED)
                                            -----------    -----------

     Raw materials and ingredients           $   900,345    $ 1,195,859

     Components used in assembly               2,492,035      1,564,878

     Packaging materials                       2,774,555      2,474,046

     Work-in-process and
     finished product                          9,059,642     10,175,160
                                             -----------    -----------
                                              15,226,577     15,409,943
     Less reserve for inventory allowance       (837,880)      (700,428)
                                             -----------    -----------
                                             $14,388,697    $14,709,515
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

8.   EARNINGS PER SHARE

Earnings per share is based on weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three months ended January 31, 2002 and January 31, 2001 and six months ended January 31, 2002 and January 31, 2001.

                                                                                Per Share
For the three months ended January 31, 2002        Income          Shares         Amount
-----------------------------------------------------------------------------------------
Basic Earnings per Share
Income available to common shareholders         $  611,490       3,705,476        $0.17
Effect of dilutive stock options                                   586,047
Dilutive earnings per share                     $  611,490       4,291,523        $0.14
-----------------------------------------------------------------------------------------

                                                                                Per Share
For the three months ended January 31, 2001        Income          Shares         Amount
-----------------------------------------------------------------------------------------

Basic Earnings per Share
Income available to common shareholders         $  938,497       3,700,000        $0.25
Effect of dilutive stock options                                   184,491
Dilutive earnings per share                     $  938,497       3,884,491        $0.24
-----------------------------------------------------------------------------------------

                                                                                Per Share
For the six months ended January 31, 2002          Income          Shares         Amount
-----------------------------------------------------------------------------------------

Basic Earnings per Share
Income available to common shareholders         $2,340,710       3,702,738        $0.63
Effect of dilutive stock options                                   544,658
Dilutive earnings per share                     $2,340,710       4,247,396        $0.55
-----------------------------------------------------------------------------------------

                                                                                Per Share
For the six months ended January 31, 2001          Income          Shares         Amount
-----------------------------------------------------------------------------------------

Basic Earnings per Share
Income available to common shareholders         $2,424,615       3,700,000        $0.66
Effect of dilutive stock options                                   135,583
Dilutive earnings per share                     $2,424,615       3,835,583        $0.63
-----------------------------------------------------------------------------------------

9. ACQUISITION OF ASSETS OF KR CANDY CORPORATION

On February 15, 2002 Sherwood Brands, Inc, acquired certain assets of KR Candy Corporation, a New York based candy manufacturer of hard candy, sanded jellies lollipops and contract repacking of items. This purchase was a cash transaction for approximately $467,000.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements. Significant estimates in the Company's financial statements include the accounts receivable and inventory reserves. The Company continually evaluates these reserves based upon historical experience. Although actual results could differ from those disclosed, management feels that the estimates used to establish the reserves are conservative in nature. Furthermore, management contends that it would be unlikely that the reserve level would be materially different from any other independently prudently established reserve.

Results of Operations

THREE MONTHS ENDED January 31, 2002 AND 2001

Net sales for the three months ended January 31, 2002 and 2001 were $15,931,434 and $20,823,008 respectively. Net sales decreased 23.5% primarily due to lower sales of jellies and gift baskets associated with Kmart, the postponement of Easter orders not released until third quarter and lower sales on gift items, as well as, economic conditions affecting inventory purchases at the retail level. Sam's Club, Wal-Mart and Dollar General accounted for approximately 24%, 16% and 8% of the sales ended January 31, 2002, and Sams Clubs, Wal-Mart and Dollar General accounted for the period approximately 25%, 15% and 7% of the sales for the prior years' comparable period.

Gross profit for the three months ended January 31, 2002 and January 31,2001 decreased to $4,876,904 from $6,380,230, but gross margins remained comparable to 30.6% as percent of sales. The decrease in earnings was attributable largely to the lower sales on jellies, gift baskets and gift items.

Selling, general and administrative expenses decreased to $2,548,744 from $3,232,448 but increased to 15.9% from 15.5% as a percent of sales. The increase was largely due to additional professional fees, carrier, and insurance expenses.

Salaries and related expenses decreased to $1,305,121 from $1,433,457, but increased to 8.2% from 6.9%, as a percent of sales. This increase as a percent of sales was mainly attributable to annual salary and benefits increases in the Company. The decrease in comparable quarters was due to bonus accruals.

Operating expenses decreased to $3,853,865 from $4,665,905 but increased to 24.1% and 22.4%, respectively as a percent of sales. The increase as a percentage of sales was largely due to increased costs of professional fees, carriers, salary and benefits increases and insurance costs.

Income from operations for the three months ended January 31, 2002 was $1,023,039, as compared to $1,714,325 for the prior year's comparable period.

Interest income increased to $2,893 from $1,160. Interest expenses decreased to $140,784 from $229,344 due to lower interest rates on the working capital line and term facilities. Other income (expense) increased to $24,696 from a ($4,744) expense due to realized gains on foreign exchange currency forward contracts.

The income tax rate utilized for the three-month period is based on the Company's estimate of the effective tax rate for the fiscal year ending July 31, 2002, which approximates 37%.

As a result of the foregoing, the Company earned net income of $611,490 for the three months ended January 31, 2002, compared to net income of $938,497 for the prior comparable period or 4% comparable to 4.5% as percent of sales.

SIX MONTHS ENDED January 31, 2002 AND 2001

Net sales for the six months ended January 31, 2002 and 2001 were $36,978,318 and $40,556,406 respectively. Net sales decreased 8.82% primarily due to lower sales of jellies and gift baskets associated with Kmart due to postponement of Easter orders not released until third quarter and lower sales on gift items for the Christmas holiday, as well as economic conditions which affected retail spending in our industry. Sam's Club, Wal-Mart and Big Lots accounted for approximately 36%, 10% and 9% of the sales ended January 31, 2002, and Sam's Clubs, Wal-Mart and Dollar General accounted for the period approximately 22%, 13% and 9% of the sales for the prior years' comparable period.

Gross profit for the six months ended January 31, 2002 and January 31,2001 decreased to $11,639,229 from $12,581,252 and increased to 31.5% and 31.0% as percent of sales. The increase in earnings was attributable largely to cost reduction in materials, components and production labor efficiency costs.

Selling, general and administrative expenses decreased to $5,003,147 from $5,718,783 and decreased to 13.5% from 14.1% as a percent of sales. The decrease was largely due to freight, travel, and commission expenses.

Salaries and related expenses increased to $2,675,052 from $2,651,523, or 7.2% from 6.4%, as a percent of sales. This increase was mainly attributable to increases in annual fixed overhead salaries and benefit costs.

As a result, operating expenses decreased to $7,678,199 from $8,370,306 but remained comparable to 20.7% and 20.6%, respectively as a percent of sales. The increase was largely due to increased costs attributable to carriers, annual salary and benefits increases and insurance costs.

Income from operations for the six months ended January 31, 2002 was $3,961,030, as compared to $4,210,946 for the prior year's comparable period.

Interest income decreased to $3,880 from $8,011. Interest expenses decreased to $288,661 from $349,937 due to decrease in interest rates. Other income (expense) decreased in expense to $14,126 from $44,827 due to realized gains on foreign exchange currency forward contracts.

The income tax rate utilized for the three-month period is based on the Company's estimate of the effective tax rate for the fiscal year ending July 31, 2002, which approximates 37%.

As a result of the foregoing, the Company earned net income of $2,340,710 for the six months ended January 31, 2002, compared to net income of $2,424,615 for the prior comparable period or remained comparable at 6% as percent of sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements have been to fund the purchase, manufacture and commercialization of its products. The Company finances its operation and manufacturing with cash flow from operations and bank financing. The Company's working capital at January 31, 2002 and July 31, 2001 was $9,802,082 and $7,485,168, respectively.

Net cash used in operating activities for the six months ended January 31, 2002 and 2001, respectively was $1,561,125 compared to $1,488,271 in the prior comparable period. The increase in cash used by operating activities was due primarily to increases in inventory allowance, account payable and inventory, which were offset by the decrease in accounts receivable due to lower sales as well as the decreases in net income, accrued expenses and taxes payable.

Net cash used in investing activities decreased to $272,341 from $556,230, primarily due to reduced equipment purchases and capital improvements for the Company's location in New Bedford, Massachusetts.

Net cash provided by financing activities was $2,429,045, compared to $1,831,760 in prior periods. This increase was primarily due to increased reliance on borrowings under the Company's line of credit to finance working capital needs for seasonal materials. The borrowings for the period ended January 31, 2002 was approximately $6,200,000 as compared to $5,900,000 for the prior years comparable period. The impact of higher borrowings was offset somewhat by lower interest rates. The Company has $13,800,000 of its $20,000,000 line of credit available to meet additional seasonal needs to purchase and manufacture inventory.

Principal payments for the Company's long-term debt for the twelve months ending January 31, 2002 is $215,000. The Company believes that cash provided by operations will be sufficient to finance its operations and fund debt service requirements.

Schedule of Contractual Obligations

                                                        Payments Due by Period
                                                        ----------------------
Contractual Obligation          Total        Less Than 1 year     1-3 years       After 4 years
----------------------------  ---------      ----------------    ----------       -------------
Long-Term Debt                $  550,000       $  90,000         $  135,000          $  325,000
Capital Lease Obligation         426,119          31,245            125,000             269,874
Operating Leases               2,221,223         704,119          1,039,892             477,212
---------------------------- -----------       ---------         ----------          ----------
Total Contractual Obligation  $3,197,342       $ 825,364         $1,299,892          $1,072,086
                              ==========       =========         ==========          ==========

Schedule of Commercial Commitments

                                                  Amount of Commitment expiration per period
                                                  ------------------------------------------
Commercial Commitments        Total       Less Than 1 year    1-3 years        After 4 years
---------------------------- -----------  ----------------   -----------       -------------
Line of Credit (*)           $20,000,000          -----      $20,000,000               -----
---------------------------- -----------    --------------   -----------       -------------
Total Contractual Obligation $20,000,000          -----      $20,000,000               -----
                             ===========    ==============   ===========       =============

(*) The line of credit is available for advances to finance working capital and the issuance of letter of credits. Advances under the line of credit are based on a borrowing formula equal to 85% of eligible domestic accounts receivable plus 60% of eligible finished goods and 30% of eligible components inventory. The line of credit facility varies from quarter to quarter based on working capital needs and pay-downs.

SEASONALITY

The Company's sales typically increase in the second half of the calendar Year, principally due to the holiday season.

INFLATION

The Company does not believe that inflation has had a significant impact on the Company's results of operations for the periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate line of credit, the Company is exposed to the risk of rising interest rates. The Company's $20,000,000 line of credit had an interest rate ranging from 4.19% to 6.09% for the six months ended January 31, 2002. The Company's long-term debt is at variable market tax exempt rates, which exposes the Company to fluctuations in the market. However, since the rate is based on the tax exempt rate, it is below the market rate.

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

Item 4. Submission of Matters to a Vote of Security Holders

a) The Annual Meeting of Shareholders (the "Meeting") of the Company was held on January 7/th/, 2002.

b)   Not applicable because:

     i) Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.

     ii) There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement dated November 21, 2001; and

     iii) All such nominees were elected.

c)   The matters voted on at the Meeting consisted of the following;

     i) The election of five members to the Company's Board of Directors. The name of each nominee for the election and the number of shares voted and withheld for such nominee, as well as the number of broker non-votes with respect to such matters, are set forth below:


         NAME                       FOR             WITHHELD         NON-VOTES
         ----                       --------        --------         ---------
         Uziel Frydman              9,611,522*             0                 0
         Amir Frydman               9,611,522*             0                 0
         Douglas A. Cummins         9,611,522*             0                 0
         Jean E. Clary              9,611,522*             0                 0
         Guy M. Bynn                9,611,522*             0                 0

         * Includes 1 million Class B Common Stock which carries 7 votes per share.

     ii) The Amendment to the 1998 Executive Incentive Compensation Plan to increase the number of shares available for grant from 350,000 to 1,500,000 and to increase the annual limit on the amount of stock-based awards granted during a fiscal year to any single participant to 250,000 shares. The number of share voted for, against and withheld for approval of such amendment, are set forth below

                    FOR                 AGAINST        WITHHELD
                    ---------           -------        --------
                    8,458,458           16,160         1,406

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SHERWOOD BRANDS, INC.

Date: March 15, 2002               /s/ Uziel Frydman
                                        President and Chief Executive Officer

Date: March 15, 2002                   /s/ Christopher J. Willi
                                       Chief Financial Officer and Secretary