Form 10-Q
period 2002-04-30
SHERWOOD BRANDS INC
filed 2002-06-14
CIK 1053178

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

              Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934

   For the quarterly period ended: 04/30/02 Commission file number: 1-14091

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [_]

The number of shares outstanding of issuer's Class A Common Stock, $.01 par value per share, as of June 10, 2002 was 2,716,250. The number of shares outstanding of issuer's Class B Common Stock, $.01 par value per share, as June 10, 2002 was 1,000,000. The Class B Common Stock is not publicly traded.

Transitional Small Business Disclosure Format (check one):
Yes [_]   No [X]

                             SHERWOOD BRANDS, INC.

                                     INDEX

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

  Item 1.   FINANCIAL STATEMENTS

       Consolidated Balance Sheets - April 30, 2002                           1
       (unaudited) and July 31, 2001

       Consolidated Statements of Operations -
       Three and Nine months ended April 30, 2002 and 2001 (unaudited)        2

       Consolidated Statements of Cash Flows - Nine months ended
       April 30, 2002 and 2001 (unaudited)                                    3

       Notes to Consolidated Financial Statements                             4

   Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                         8

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk       11

PART II  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                12

   Item 6.  Exhibits and Reports on form 8-K                                 12

SIGNATURES                                                                   13

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  Un-Audited

                                                                                   April 30, 2002              July 31, 2001
                                                                                  ----------------           -----------------
                                                                                    (unaudited)                 (audited)
                                                                                    -----------                 ---------
                                                   Assets
Current assets
     Cash and cash equivalents                                                             630,592                     385,195
     Accounts receivable, less allowance of $404,000 and
     $189,000                                                                            3,854,511                   1,977,093
     Inventory                                                                          10,433,654                  14,709,515
     Refundable income taxes                                                               149,458                          --
     Other current assets                                                                  337,621                     344,568
     Deferred taxes on income                                                              425,000                     425,000
                                                                                  ----------------           -----------------
Total Current Assets                                                                    15,830,836                  17,841,371

Net property and equipment                                                               5,917,620                   4,906,350

Other assets                                                                               963,875                      56,391
                                                                                  ----------------           -----------------
TOTAL ASSETS                                                                            22,712,331                  22,804,112
                                                                                  ================           =================

                                       Liabilities and Stockholders' Equity

Current liabilities
     Line of credit                                                                      3,511,648                   3,842,297
     Current portion of long-term debt                                                     215,000                     215,000
     Current portion of capital lease obligation                                            31,245                      31,245
     Accounts payable                                                                    2,636,706                   3,986,845
     Accrued expenses                                                                    1,837,638                   1,558,342
     Income taxes payable                                                                  338,330                     722,474
                                                                                  ----------------           -----------------
Total current liabilities                                                                8,570,567                  10,356,203

Deferred taxes on income                                                                   244,000                     244,000
Long-term debt                                                                             550,000                     550,000
Obligations under capital lease                                                            426,733                     424,917
                                                                                  ----------------           -----------------
TOTAL LIABILITIES                                                                        9,791,300                  11,575,120
                                                                                  ----------------           -----------------
Stockholders' equity
     Preferred stock, $.01 par value, 5,000,000
        shares authorized; no shares issued or outstanding                                      --                          --
     Common stock, Class A, $.01 par value, 30,000,000
        shares authorized, 2,716,250 and 2,700,000 shares
        issued and outstanding                                                              27,163                      27,000
     Common stock, Class B, $.01 par value, 5,000,000 shares
        authorized, 1,000,000 shares issued and outstanding                                 10,000                      10,000
Additional paid-in-capital                                                               8,014,469                   7,973,538
Retained earnings                                                                        4,882,929                   3,236,724
Accumulated other comprehensive income / (loss)                                            (13,530)                    (18,270)
                                                                                  ----------------           -----------------
TOTAL STOCKHOLDERS' EQUITY                                                              12,921,031                  11,228,992
                                                                                  ----------------           -----------------
TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                                             22,712,331                  22,804,112
                                                                                  ================           =================

See Accompanying summary of accounting policies and notes to consolidated financial statements

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED                                       THREE MONTHS ENDED APRIL 30,     NINE MONTHS ENDED APRIL 30,
                                                ----------------------------     ---------------------------
                                                   2002             2001            2002             2001
                                                -----------      -----------     -----------     -----------
Net sales                                       $11,312,184      $14,010,737     $48,290,502     $54,567,143
Cost of sales                                     9,063,422       11,003,180      34,402,511      38,978,334
                                                -----------      -----------     -----------     -----------
Gross profit                                      2,248,762        3,007,557      13,887,991      15,588,809
                                                -----------      -----------     -----------     -----------

Selling, general and administrative expenses      1,588,005        1,405,820       6,592,152       7,124,603
Salaries and related expenses                     1,102,277        1,023,645       3,777,329       3,675,168
Non-Recurring Expenses-Moving Costs                 393,918               --         393,918              --
                                                -----------      -----------     -----------     -----------
Total operating expenses                          3,084,200        2,429,465      10,763,399      10,799,771
                                                -----------      -----------     -----------     -----------
(Loss)/Income from operations                      (835,438)         578,092       3,124,592       4,789,038
                                                -----------      -----------     -----------     -----------

Other income (expense)
 Interest income                                        460            1,023           4,340           9,034
 Interest expense                                  (114,194)        (143,861)       (402,855)       (493,798)
 Other (expense)income                               33,595           28,141          19,469         (16,686)
                                                -----------      -----------     -----------     -----------
Total other (expense)income                         (80,139)        (114,697)       (379,046)       (501,450)
                                                -----------      -----------     -----------     -----------

(Loss) Income before provision (benefit)
  for taxes on income                              (915,577)         463,395       2,745,546       4,287,588
(Benefit) Provision for taxes on income            (222,072)         166,832       1,099,341       1,566,410
                                                -----------      -----------     -----------     -----------
Net (loss) income                               $  (693,505)     $   296,563     $ 1,646,205     $ 2,721,178
                                                -----------      -----------     -----------     -----------

Net (loss) income per share-basic               $     (0.19)     $      0.08     $      0.44     $      0.74
                           -diluted                   (0.19)            0.08            0.39            0.70
                                                -----------      -----------     -----------     -----------
Weighted average shares outstanding-basic         3,716,250        3,700,000       3,707,143       3,700,000
                                   -diluted       3,716,250        3,884,491       4,243,322       3,884,491
                                                ===========      ===========     ===========     ===========

See accompanying summary of accounting policies and notes to consolidated financial statements.

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  Un-Audited

                                                            Nine months ended April 30,
                                                            ---------------------------
                                                                2002           2001
                                                            ------------   ------------
Cash flows from operating activities
   Net income                                               $  1,646,205   $  2,721,178
   Adjustments to reconcile net income to net
   Cash used in operating activities
   Depreciation expense                                          306,566        258,360
   Provision for inventory obsolescence                              865             --
   Provision for doubtful accounts                               245,742        245,046
   (Increase) decrease in assets
      Accounts receivable                                     (2,123,160)    (3,609,875)
      Inventory                                                4,274,996      3,128,132
      Other current assets                                      (142,511)        83,669
      Other assets                                              (907,484)         3,780
   Increase (decrease) in liabilities
      Accounts payable                                        (1,350,139)    (1,884,553)
      Accrued expenses                                           284,036        635,008
      Income taxes payable                                      (384,144)     1,177,970
                                                            ------------   ------------

Net cash provided in operating activities                      1,850,972      2,764,715

Cash flows from investing activities
   Capital expenditures                                       (1,317,836)      (742,777)
                                                            ------------   ------------
Net cash used in investing activities                         (1,317,836)      (742,777)
                                                            ------------   ------------

Cash flows from financing activities
   Net (repayments) borrowings on line of credit                (330,649)    (2,097,000)
   Other                                                          42,910        (41,418)
                                                            ------------   ------------
Net cash used by financing activities                           (287,739)    (2,138,418)
                                                            ------------   ------------

Net increase (decrease) in cash and cash equivalents             245,397       (116,480)

Cash and cash equivalents, at beginning of period                385,195        641,497
                                                            ------------   ------------

Cash and cash equivalents, at end of period                 $    630,592   $    525,017
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

3.   INTERIM FINANCIAL INFORMATION

The financial information as of April 30, 2002 and for the three and nine months ended April 30, 2002 and 2001 is un-audited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

4.   INVENTORY

Inventory consists of raw materials, packaging materials, components used in assembly, work- in- process and finished goods and is stated at the lower of cost or market. Cost is determined by the FIFO (first-in, first-out) method.

Inventory consists of the following:

                                             APRIL 30             JULY 31
                                               2002                 2001
                                            -----------         ------------
                                            (UNAUDITED)           (AUDITED)
                                            -----------         ------------
     Raw materials and ingredients          $   731,187         $  1,195,859

     Components used in assembly              1,435,172            1,564,878

     Packaging materials                      2,282,887            2,474,046

     Work-in-process and
     finished product                         6,587,124           10,175,160
                                            -----------         ------------
                                             11,036,370           15,409,943
     Less reserve for inventory allowance      (701,293)            (700,428)
                                            -----------         ------------
                                            $10,335,077         $ 14,709,515
                                            ===========         ============

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

6.   INCOME TAXES

The income tax rate utilized on an interim basis is based on the Company's estimate of the effective income tax rate for the fiscal year ending July 31, 2002 which approximates 40%. The Company recognized $300,000 of dividend income during the quarter for income tax reporting purposes which was eliminated for financial reporting purposes. This provision was offset somewhat by the decline in pretax income for the period.

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

8.   EARNINGS PER SHARE

Earnings per share is based on weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three months ended April 30, 2002 and April 30, 2001 and nine months ended April 30, 2002 and April 30, 2001.


                                                                    Per Share
For the three months ended April 30, 2002      Income      Shares     Amount
-------------------------------------------------------------------------------

Basic Earnings per Share
Income available to common shareholders      $ (693,505)  3,716,250   ($0.19)
Effect of dilutive stock options                              -----
Dilutive earnings per share                  $ (693,505)  3,716,250   ($0.19)
===============================================================================

                                                                    Per Share
For the three months ended April 30, 2001    Income       Shares     Amount
-------------------------------------------------------------------------------

Basic Earnings per Share
Income available to common shareholders      $  296,563   3,700,000  $  0.08
Effect of dilutive stock options                            184,491
Dilutive earnings per share                  $  296,563   3,884,491  $  0.08
===============================================================================


                                                                    Per Share
For the nine months ended April 30, 2002     Income       Shares     Amount
-------------------------------------------------------------------------------

Basic Earnings per Share
Income available to common shareholders      $1,646,205   3,707,143  $  0.44
Effect of dilutive stock options                            536,179
Dilutive earnings per share                  $1,646,205   4,243,322  $  0.39
===============================================================================

For the nine months ended April 30, 2001     Income       Shares     Amount
-------------------------------------------------------------------------------

Basic Earnings per Share
Income available to common shareholders      $2,721,178   3,700,000  $  0.74
Effect of dilutive stock options                            135,583
Dilutive earnings per share                  $2,721,178   3,884,491  $  0.70
===============================================================================

9.   RECENT ACQUISITION

On May 1, 2002 The Company acquired all of the outstanding common stock of Asher Candy Acquisition Corporation, a Wyoming corporation with operations located in New Hyde Park, New York. Asher Candy Acquisition Corporation is a manufacturer of candy canes and other hard candies under the "Asher" name. The surviving corporation of the merger is Asher Candy Acquisition Corporation, which has changed its name to Asher Candy, Inc. The Company issued an aggregate of approximately 270,000 shares of its common stock at $6.49 per share or $1,750,000 to the shareholders of Asher Candy Acquisition Corporation in consideration for the transaction, subject to escrows for indemnification and adjustments based on a final audit, as well as warrants exercisable for Sherwood Brands common stock having a value of $250,000. Sherwood Brands will include operating results of the new entity in consolidated results for the fourth quarter.

10.  LICENSING AGREEMENTS

During the Quarter the Company entered into two licensing agreements to incorporate products into Gift sets and manufacturing of hard milk candies and wafers. The royalty rates for such licenses are from 2% to 3% of net sales and expire in 4 years.

The products to be incorporated into the Company's gift set items is during the Christmas Holiday seasons and the hard milk candies and wafers are effective on the selling season of January 2003. The Company paid a $15,000 advance fee to have the rights to incorporate products into its gift set items. There was no other minimum license fees under these agreements. The Company is currently pursuing other licenses with similar terms and conditions.

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

On May 1, 2002, the Company acquired all of the outstanding common stock of Asher Candy Acquisition Corporation, a Wyoming corporation with operations located in New Hyde Park, New York. Asher Candy Acquisition Corporation is a manufacturer of candy canes and other hard candies under the "Asher" name. The Company issued an aggregate of approximately 270,000 shares of its common stock at $6.49 per share or $1,750,000 to the shareholders of Asher Candy Acquisition Corporation in consideration for the transaction, subject to escrows for indemnification and adjustments based on a final audit, as well as warrants exercisable for Sherwood Brands common stock having a value of $250,000. The Company will include operating results of the new entity in consolidated results for the fourth quarter.

Results of Operations

THREE MONTHS ENDED April 30, 2002 AND 2001

Net sales for the three months ended April 30, 2002 and 2001 were $11,312,184 and $14,010,737 respectively. Net sales decreased 19.26% primarily due to lower sales of jellies, the postponement of orders by a major customer and lower sales on gift items. Wal-Mart, Kmart and Sam's Club accounted for approximately 32%, 18% and 9%, respectively, of the sales ended for the three months April 30, 2002, and Sams Clubs, Wal-Mart and Dollar General accounted for approximately 33%, 13% and 7%, respectively, of the sales for the prior year's comparable period.

Gross profit for the three months ended April 30, 2002 and April 30,2001 decreased to $2,248,762 from $3,007,557, or to 20% from 21% as percent of sales. The decrease in earnings was attributable largely to the lower sales on jellies and gift items.

Selling, general and administrative expenses for the three months ended April 31, 2002 increased to $1,588,005 from $1,405,820 for the three months ended April 30, 2001, or to 14.03% from 10.03% as a percent of sales. The increase was largely due to additional professional fees, carrier, and insurance expenses.

Non recurring expenses-moving costs accounted for $393,918 or 3.48% as percent of sales for the three months ended April 30, 2002, as a result of the relocation of the manufacturing facility in Rhode Island to Chase City, Virginia. No comparable cost or expense was incurred for the three months ended April 30, 2001. The Company expects to incur additional moving costs in the fourth quarter.

Salaries and related expenses for the three months ended April 30, 2002 increased to $1,102,277 from $1,023,645 for the three months ended April 30, 2001, or 9.7% from 7.3%, as a percent of sales. This increase as a percent of sales was mainly attributable to annual salary and benefits increases for officers and employees.

Operating expenses for the three months ended April 30, 2002 increased to $3,084,200 from $2,429,465 for the three months ended April 30, 2001, or 27.3% from 17.3% as a percent of sales. The increase as a percentage of sales was largely due to increased costs of professional fees, carriers, salary and benefits increases, insurance costs and non-recurring moving expenses.

Loss from operations for the three months ended April 30, 2002 was ($835,438), as compared to income of $578,092 for the prior year's comparable period. The increase was largely attributable to $393,918 of non-recurring moving expenses and lower sales during the quarter.

Interest income for the three months ended April 30, 2002 decreased to $460 from $1,023 for three months ended April 30, 2001. Interest expenses decreased to $114,194 from $143,861 due to lower interest rates on the working capital line and term facilities. Other income (expense) increased to $33,595 from $28,141 due to realized gains on foreign exchange currency forward contracts.

The income tax rate utilized for the three-month period ended April 30, 2002 is based on the Company's estimate of the effective tax rate for the fiscal year ending July 31, 2002, which approximates 40%. The effective tax rate increased from 36% to 40% in the period due to the recognition of dividend income for income tax reporting purposes eliminated for financial reporting purposes.

NINE MONTHS ENDED April 30, 2002 AND 2001

Net sales for the nine months ended April 30, 2002 and 2001 were $48,290,502 and $54,567,143 respectively. Net sales decreased 11.5% primarily due to lower sales of jellies and gift items associated with Wal-Mart and Kmart, postponement of orders by a major customer and lower sales on gift items for the Christmas holiday, as well as economic conditions which affected retail spending in our industry. Sam's Club, Wal-Mart and Big Lots accounted for approximately 36%, 15% and 9%, respectively, of the sales ended April 30, 2002, and Sam's Clubs, Wal-Mart and Kmart accounted for the period approximately 28%, 15% and 10%, respectively, of the sales for the prior year's comparable period.

Gross profit for the nine months ended April 30, 2002 and April 30,2001 decreased to $13,887,991 from $15,588,809 and increased to 28.7% from 28.6% as a percent of sales. The increase in earnings was attributable largely to cost reduction in materials, components and production labor efficiency costs.

Selling, general and administrative expenses for the nine months ended April 30, 2002 decreased to $6,592,152 from $7,124,603 for the nine months ended April 30, 2001, or 13.7% from 13.1% as a percent of sales. The increase was largely due to freight, travel, and carrier expenses.

Non Recurring Expenses-Moving Costs accounted for $393,918 or 3.48% as percent of sales for the nine months ended April 30, 2002, for the relocation of the manufacturing facility in Rhode Island to Chase City, Virginia. No comparable costs or expense was incurred for the nine months ended April 30, 2001. The Company expects to incur additional moving expenses in the fourth quarter.

Salaries and related expenses for the nine months ended April 30, 2002 increased to $3,777,329 from $3,675,168 for the nine months ended April 30, 2001, or 7.8% from 6.7%, as a percent of sales. This increase was mainly attributable to increases in annual fixed overhead salaries and benefit costs.

As a result, operating expenses for the nine months ended April 30, 2002 decreased to $10,763,399 from $10,799,771 for the nine months ended April 30, 2001 and increased to 22.3% from 19.8%, as a percent of sales. The increase was largely due to increased costs attributable to carriers, annual salary and benefits increases, insurance costs and a non recurring expense of $393,918 relating to the relocation of manufacturing from Rhode Island to Chase City, Virginia Facility.

Income from operations for the nine months ended April 30, 2002 was $3,124,592, as compared to $4,789,038 for the prior year's comparable period.

Interest income for the nine months ended April 30, 2002 decreased to $4,340 from $9,034. Interest expenses decreased to $402,855 from $493,798 due to decrease in interest rates. Other income (expense) increased to $19,469 from ($16,686) expense due to realized gains on foreign exchange currency forward contracts.

The income tax rate utilized for the nine-month period is based on the Company's estimate of the effective tax rate for the fiscal year ending July 31, 2002, which approximates 40%. The effective tax rate increased from 36% to 40% in the period due to the recognition of dividend income for income tax reporting purposes eliminated for financial reporting purposes.

As a result of the foregoing, the Company earned net income of $1,646,205 for the nine months ended April 30, 2002, compared to net income of $2,721,178 for the prior comparable period decreased to 3.4% from 4.98% as percent of sales. This decrease was largely attributable to $393,918 or 3.48% of percentage of sales on relocation expenses for the manufacturing facility from Rhode Island to Chase City, Virginia and reduced sales for the first nine months of Fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements have been to fund the purchase, manufacture and commercialization of its products. The Company finances its operation and manufacturing with cash flow from operations and bank financing. The Company's working capital at April 30, 2002 and July 31, 2001 was $7,260,269 and $7,485,168, respectively.

Net cash provided in operating activities for the nine months ended April 30, 2002 and 2001, respectively was $1,850,972 compared to $2,764,175 in the prior comparable period. The decrease in cash provided by operating activities was due primarily to lower net income and decreases in accounts receivable due to lower sales, account payable, which were offset by the increase in inventory, income taxes payable, as well as the decrease in accrued expenses.

Net cash used in investing activities increased to $1,317,836 from $742,777, primarily due to increased equipment purchases and capital improvements for the Company's relocation of its manufacturing operations into its Chase City, Virginia facility.

Net cash used by financing activities was $287,739, compared to $2,138,418 in prior periods. This decrease was primarily due to decreased reliance on borrowings under the Company's line of credit to finance working capital needs for seasonal materials. The borrowings for the period ended April 30, 2002 was approximately $3,500,000 as compared to $3,800,000 for the prior years comparable period. The Company has $21,200,000 of its $25,000,000 line of credit available to meet additional seasonal needs to purchase and manufacture inventory. During the Quarter the Company increased its credit facility to $25,000,000 to address the needs of additional working capital for the Asher merger.

Principal payments for the Company's long-term debt for the twelve months ending April 30, 2002 is $215,000. The Company believes that cash provided by operations will be sufficient to finance its operations and fund debt service requirements.

Schedule of Contractual Obligations
                                                            Payments Due by Period
                                                            ----------------------
Contractual Obligation                          Total     Less Than 1 year  1-3 years   After 4 years
-----------------------------------------    -----------  ----------------  ----------  -------------
Long-Term Debt                               $   550,000        $   90,000  $  135,000     $  325,000
Capital Lease Obligation                         426,733            31,245     125,000        270,488
Licensing Agreements                              15,000             -----      15,000          -----
Operating Leases                               1,524,040           508,466     538,362        477,212
-----------------------------------------    -----------        ---------   ----------     ----------
Total Contractual Obligation                 $ 2,515,773        $  629,711  $  813,362     $1,072,700
                                             ===========        ==========  ==========     ==========

Schedule of Commercial Commitments

                                                  Amount of Commitment expiration per period
                                                  ------------------------------------------
Commercial Commitments          Total         Less Than 1 year    1-3 years    After 4 years
----------------------------   -----------   -----------------    -----------  -------------
Line of Credit (*)             $25,000,000               -----    $25,000,000          -----
------------------             ===========          ----------    -----------  -------------
Total Contractual Obligation   $25,000,000               -----    $25,000,000          -----
                               ===========          ==========   ============  =============

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate line of credit, the Company is exposed to the risk of rising interest rates. The Company's $25,000,000 line of credit had an interest rate ranging from 4.1% to 4.19% for the nine months ended April 30, 2002. The Company's long-term debt is at variable market tax exempt rates, which exposes the Company to fluctuations in the market. However, since the rate is based on the tax exempt rate, it is below the market rate.

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

        None.

Item 5.   Other Information

        None.

Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits

             None.

        (b)  Reports on Form 8-K

             On May 8, 2002, the Company filled a Current Report on Form 8-K regarding the merger of its wholly owned subsidiary Sherwood Acquisition Corporation, a Wyoming corporation, with and into Asher Candy Acquisition Corporation, a Wyoming corporation with operations located in New Hyde Park, New York. Asher Candy Acquisition Corporation is a manufacturer of candy canes and other hard candies under the "Asher" name. The surviving corporation of the merger is Asher Candy Acquisition Corporation, which has changed its name to Asher Candy, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SHERWOOD BRANDS, INC.

Date:  June 14, 2002                /s/ Uziel Frydman
                                          President and Chief Executive Officer

Date:  June 14, 2002                /s/ Christopher J. Willi
                                          Chief Financial Officer and Secretary