Form 10-Q/A
period 2002-04-30
SHERWOOD BRANDS INC
filed 2002-10-03
CIK 1053178

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------


                                  FORM 10-Q/A


              Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities and Exchange Act of 1934

                   For the quarterly period ended: 04/30/02

                        Commission file number: 1-14091

                               -----------------

                             SHERWOOD BRANDS, INC.
            (Exact name of Registrant as specified in its charter)

                North Carolina                               56-1349259
(State or Other Jurisdiction of Incorporation) (I.R.S. Employer Identification Number)

                   1803 Research Blvd., Suite 201
                        Rockville, Maryland              20850
              (Address of Principal Executive Offices) (Zip Code)

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

================================================================================

                             SHERWOOD BRANDS, INC.

                                     INDEX

                                                                                                 Page
                                                                                                 ----
PART I  FINANCIAL INFORMATION

 Item 1.  FINANCIAL STATEMENTS
   Consolidated Balance Sheets--April 30, 2002 (unaudited) and July 31, 2001....................   1
   Consolidated Statements of Operations--Three and Nine months ended April 30, 2002 and 2001
     (unaudited)................................................................................   2
   Consolidated Statements of Cash Flows--Nine months ended April 30, 2002 and 2001 (unaudited).   3
   Notes to Consolidated Financial Statements...................................................   4

 Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..................................................................   8

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................  11

PART II  OTHER INFORMATION......................................................................

 Item 1.  Legal Proceedings.....................................................................  12
 Item 6.  Exhibits and Reports on form 8-K......................................................  12

SIGNATURES......................................................................................  13

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (Un-Audited)

                                                                                   April 30, 2002 July 31, 2001
                                                                                   -------------- -------------
                                                                                     (unaudited)    (audited)
                                      Assets
Current assets
 Cash and cash equivalents........................................................      630,592       385,195
 Accounts receivable, less allowance of $404,000 and $189,000.....................    3,854,511     1,977,093
 Inventory........................................................................   10,433,654    14,709,515
 Refundable income taxes..........................................................      149,458            --
 Other current assets.............................................................      337,621       344,568
 Deferred taxes on income.........................................................      425,000       425,000
                                                                                     ----------    ----------
Total Current Assets..............................................................   15,830,836    17,841,371
Net property and equipment........................................................    5,917,620     4,906,350
Other assets......................................................................      963,875        56,391
                                                                                     ----------    ----------
TOTAL ASSETS......................................................................   22,712,331    22,804,112
                                                                                     ==========    ==========

                       Liabilities and Stockholders' Equity
Current liabilities
 Line of credit...................................................................    3,511,648     3,842,297
 Current portion of long-term debt................................................      215,000       215,000
 Current portion of capital lease obligation......................................       31,245        31,245
 Accounts payable.................................................................    2,636,706     3,986,845
 Accrued expenses.................................................................    1,837,638     1,558,342
 Income taxes payable.............................................................      338,330       722,474
                                                                                     ----------    ----------
Total current liabilities.........................................................    8,570,567    10,356,203

Deferred taxes on income..........................................................      244,000       244,000
Long-term debt....................................................................      550,000       550,000
Obligations under capital lease...................................................      426,733       424,917
                                                                                     ----------    ----------
TOTAL LIABILITIES.................................................................    9,791,300    11,575,120
                                                                                     ----------    ----------

Stockholders' equity
 Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or
   outstanding....................................................................           --           --
 Common stock, Class A, $.01 par value, 30,000,000 shares authorized, 2,716,250
   and 2,700,000 shares issued and outstanding....................................       27,163        27,000
 Common stock, Class B, $.01 par value, 5,000,000 shares authorized, 1,000,000
   shares issued and outstanding..................................................       10,000        10,000
Additional paid-in-capital........................................................    8,014,469     7,973,538
Retained earnings.................................................................    4,882,929     3,236,724
Accumulated other comprehensive income / (loss)...................................      (13,530)      (18,270)
                                                                                     ----------    ----------
TOTAL STOCKHOLDERS' EQUITY........................................................   12,921,031    11,228,992
                                                                                     ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................................   22,712,331    22,804,112
                                                                                     ==========    ==========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended April 30,  Nine Months Ended April 30,
                                                      ----------------------------  ---------------------------
                                                         2002           2001            2002          2001
                                                      -----------    -----------     -----------   -----------
Net sales............................................ $11,312,184    $14,010,737     $48,290,502   $54,567,143
Cost of sales........................................   9,063,422     11,003,180      34,402,511    38,978,334
                                                      -----------    -----------     -----------   -----------
Gross profit.........................................   2,248,762      3,007,557      13,887,991    15,588,809
                                                      -----------    -----------     -----------   -----------
Selling, general and administrative expenses.........   1,588,005      1,405,820       6,592,152     7,124,603
Salaries and related expenses........................   1,102,277      1,023,645       3,777,329     3,675,168
Non-Recurring Expenses-Moving Costs..................     393,918             --         393,918            --
                                                      -----------    -----------     -----------   -----------
Total operating expenses.............................   3,084,200      2,429,465      10,763,399    10,799,771
                                                      -----------    -----------     -----------   -----------
(Loss)/Income from operations........................    (835,438)       578,092       3,124,592     4,789,038
                                                      -----------    -----------     -----------   -----------
Other income (expense)
 Interest income.....................................         460          1,023           4,340         9,034
 Interest expense....................................    (114,194)      (143,861)       (402,855)     (493,798)
 Other (expense) income..............................      33,595         28,141          19,469       (16,686)
                                                      -----------    -----------     -----------   -----------
Total other (expense) income.........................     (80,139)      (114,697)       (379,046)     (501,450)
                                                      -----------    -----------     -----------   -----------
(Loss) Income before provision (benefit) for taxes on
  income.............................................    (915,577)       463,395       2,745,546     4,287,588
(Benefit) Provision for taxes on income..............    (222,072)       166,832       1,099,341     1,566,410
                                                      -----------    -----------     -----------   -----------
Net (loss) income.................................... $  (693,505)   $   296,563     $ 1,646,205   $ 2,721,178
                                                      -----------    -----------     -----------   -----------
Net (loss) income per share-basic-diluted............ $     (0.19)   $      0.08     $      0.44   $      0.74
                                                            (0.19)          0.08            0.39          0.70
                                                      -----------    -----------     -----------   -----------
Weighted average shares
  outstanding-basic-diluted..........................   3,716,250      3,700,000       3,707,143     3,700,000
                                                        3,716,250      3,884,491       4,243,322     3,884,491
                                                      ===========    ===========     ===========   ===========


   See accompanying summary of accounting policies and notes to consolidated financial statements.

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Un-Audited)

                                            Nine months ended April 30,
                                           -----------------------------
                                              2002              2001
                                           -----------       -----------
  Cash flows from operating activities
    Net income............................ $ 1,646,205       $ 2,721,178
    Adjustments to reconcile net income
     to net cash used in operating
     activities...........................
    Depreciation expense..................     306,566           258,360
    Provision for inventory obsolescence..         865                --
    Provision for doubtful accounts.......     245,742           245,046
    (Increase) decrease in assets
     Accounts receivable..................  (2,123,160)       (3,609,875)
     Inventory............................   4,274,996         3,128,132
     Other current assets.................    (142,511)           83,669
     Other assets.........................    (907,484)            3,780
    Increase (decrease) in liabilities
     Accounts payable.....................  (1,350,139)       (1,884,553)
     Accrued expenses.....................     284,036           635,008
     Income taxes payable.................    (384,144)        1,177,970
                                           -----------       -----------
  Net cash provided in operating
    activities............................   1,850,972         2,764,715
  Cash flows from investing activities
    Capital expenditures..................  (1,317,836)         (742,777)
                                           -----------       -----------
  Net cash used in investing activities...  (1,317,836)         (742,777)
                                           -----------       -----------
  Cash flows from financing activities
    Net (repayments) borrowings on line
    of credit.............................    (330,649)       (2,097,000)
    Other.................................      42,910           (41,418)
                                           -----------       -----------
  Net cash used by financing activities...    (287,739)       (2,138,418)
                                           -----------       -----------
  Net increase (decrease) in cash and
    cash equivalents......................     245,397          (116,480)
  Cash and cash equivalents, at beginning
    of period.............................     385,195           641,497
                                           -----------       -----------
  Cash and cash equivalents, at end of
    period................................ $   630,592       $   525,017
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

2.  ORGANIZATION AND DESCRIPTION OF BUSINESS

   Sherwood Brands, Inc. (formerly Sherwood Foods, Inc.) was incorporated in December 1982 in the state of North Carolina. Sherwood Brands, Inc. manufactures its own lines of confectionery products and demitasse(R) biscuits.

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

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)


   Inventory consists of the following:

                                            April 30, 2002 July 31, 2001
       -                                    -------------- -------------
                                             (Unaudited)     (Audited)
                                            -------------- -------------
       Raw materials and ingredients.......  $   731,187    $ 1,195,859
       Components used in assembly.........    1,435,172      1,564,878
       Packaging materials.................    2,282,887      2,474,046
       Work-in-process and finished product    6,587,124     10,175,160
                                             -----------    -----------
                                              11,036,370     15,409,943
       Less reserve for inventory allowance     (701,293)      (700,428)
                                             -----------    -----------
                                             $10,335,077    $14,709,515
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

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)


                                                                   Per Share
   For the three months ended April 30, 2002   Income     Shares    Amount
   ----------------------------------------- ----------  --------- ---------
    Basic Earnings per Share
    Income available to common shareholders. $ (693,505) 3,716,250  ($0.19)
    Effect of dilutive stock options........                    --
    Dilutive earnings per share............. $ (693,505) 3,716,250  ($0.19)
                                             ==========  =========  ======

                                                                   Per Share
   For the three months ended April 30, 2001   Income     Shares    Amount
   ----------------------------------------- ----------  --------- ---------
    Basic Earnings per Share
    Income available to common shareholders. $  296,563  3,700,000   $0.08
    Effect of dilutive stock options........               184,491
    Dilutive earnings per share............. $  296,563  3,884,491   $0.08
                                             ==========  =========  ======

                                                                   Per Share
   For the nine months ended April 30, 2002    Income     Shares    Amount
   ----------------------------------------  ----------  --------- ---------
    Basic Earnings per Share
    Income available to common shareholders. $1,646,205  3,707,143   $0.44
    Effect of dilutive stock options........               536,179
    Dilutive earnings per share............. $1,646,205  4,243,322   $0.39
                                             ==========  =========  ======

                                                                   Per Share
   For the nine months ended April 30, 2001    Income     Shares    Amount
   ----------------------------------------  ----------  --------- ---------
    Basic Earnings per Share
    Income available to common shareholders. $2,721,178  3,700,000   $0.74
    Effect of dilutive stock options........               135,583
    Dilutive earnings per share............. $2,721,178  3,884,491   $0.70
                                             ==========  =========  ======


9.  LICENSING AGREEMENTS



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



10.  SUBSEQUENT EVENT


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

Results of Operations

THREE MONTHS ENDED April 30, 2002 AND 2001


   Net sales for the three months ended April 30, 2002 and 2001 were $11,312,184 and $14,010,737 respectively, a decrease of 19.26%. The postponement of orders by a major customer accounted for approximately 13.5% of the decrease while lower sales of jellies and gift items accounted for the balance. Wal-Mart, Kmart and Sam's Club accounted for approximately 32%, 18% and 9%, respectively, of the sales ended for the three months April 30, 2002, and Sams Clubs, Wal-Mart and Dollar General accounted for approximately 33%, 13% and 7%, respectively, of the sales for the prior year's comparable period.



   Gross profit for the three months ended April 30, 2002 and April 30, 2001 decreased to $2,248,762 from $3,007,557, or to 20% from 21% as percent of sales. The decrease in earnings was attributable to the lower sales on jellies and gift items.



   Selling, general and administrative expenses for the three months ended April 31, 2002 increased to $1,588,005 from $1,405,820 for the three months ended April 30, 2001, or to 14.03% from 10.03% as a percent of sales. The increase was due to additional professional fees, carrier, and insurance expenses.

   Non recurring expenses-moving costs accounted for $393,918 or 3.48% as percent of sales for the three months ended April 30, 2002, as a result of the relocation of the manufacturing facility in Rhode Island to Chase City, Virginia. No comparable cost or expense was incurred for the three months ended April 30, 2001. The Company expects to incur additional moving costs in the fourth quarter.


   Salaries and related expenses for the three months ended April 30, 2002 increased to $1,102,277 from $1,023,645 for the three months ended April 30, 2001, or 9.7% from 7.3%, as a percent of sales. This increase as a percent of sales was attributable to annual salary and benefits increases for officers and employees.



   Operating expenses for the three months ended April 30, 2002 increased to $3,084,200 from $2,429,465 for the three months ended April 30, 2001, or 27.3% from 17.3% as a percent of sales. The increase as a percentage of sales was largely due to $80,000 of increased costs of professional fees, $25,000 of carriers expenses, $65,000 of salary and benefits increases, $65,000 of insurance costs and $394,000 of non-recurring moving expenses.



   Loss from operations for the three months ended April 30, 2002 was ($835,438), as compared to income of $578,092 for the prior year's comparable period. The increase was largely attributable to $393,918 of non-recurring moving expenses and lower sales of approximately $560,000 during the quarter.


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

NINE MONTHS ENDED April 30, 2002 AND 2001


   Net sales for the nine months ended April 30, 2002 and 2001 were $48,290,502 and $54,567,143 respectively, a decrease of 11.5%. Lower sales of jellies and gift items associated with Wal-Mart and Kmart accounted for approximately $3 million of the decrease, postponement of orders by a major customer accounted for approximately $2 million of the decrease and lower sales on gift items for the Christmas holiday accounted for approximately $1 million of the decrease, as well as economic conditions which affected retail spending in our industry. Sam's Club, Wal-Mart and Big Lots accounted for approximately 36%, 15% and 9%, respectively, of the sales ended April 30, 2002, and Sam's Clubs, Wal-Mart and Kmart accounted for the period approximately 28%, 15% and 10%, respectively, of the sales for the prior year's comparable period.



   Gross profit for the nine months ended April 30, 2002 and April 30, 2001 decreased to $13,887,991 from $15,588,809 and increased to 28.7% from 28.6% as a percent of sales. The increase in earnings was attributable largely to cost reduction in materials, components and production labor efficiency costs.



   Selling, general and administrative expenses for the nine months ended April 30, 2002 decreased to $6,592,152 from $7,124,603 for the nine months ended April 30, 2001, or 13.7% from 13.1% as a percent of sales. The increase was largely due to $70,000 of travel expenses, and $78,000 of carrier expenses.



   Non recurring expenses-moving costs accounted for $393,918 or 3.48% as percent of sales for the nine months ended April 30, 2002, for the relocation of the manufacturing facility in Rhode Island to Chase City, Virginia. No comparable costs or expense was incurred for the nine months ended April 30, 2001. The Company expects to incur additional moving expenses in the fourth quarter.



   Salaries and related expenses for the nine months ended April 30, 2002 increased to $3,777,329 from $3,675,168 for the nine months ended April 30, 2001, or 7.8% from 6.7%, as a percent of sales. This increase was attributable to increases in annual fixed overhead salaries and benefit costs.

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

Schedule of Contractual Obligations


                                               Payments Due by Period
                                   -----------------------------------------------
                                               Less Than
Contractual Obligation                Total     1 year    1-3 years  After 4 years
----------------------             ----------- --------- ----------- -------------
Long-Term Debt.................... $   550,000 $ 90,000  $   135,000  $  325,000
Capital Lease Obligation..........     426,733   31,245      125,000     270,488
Licensing Agreements..............      15,000       --       15,000          --
Operating Leases..................   1,524,040  508,466      538,362     477,212
                                   ----------- --------  -----------  ----------
Total Contractual Obligation...... $ 2,515,773 $629,711  $   813,362  $1,072,700
                                   =========== ========  ===========  ==========

Schedule of Commercial Commitments
                                                      Amount of Commitment
                                                      expiration per period
                                               -----------------------------------
                                               Less Than
Commercial Commitments                Total     1 Year    1-3 years  After 4 years
----------------------             ----------- --------- ----------- -------------
Line of Credit (*)................ $25,000,000       --  $25,000,000          --
Total Contractual Obligation...... $25,000,000       --  $25,000,000          --

--------
(*) The line of credit is available for advances to finance working capital and the issuance of letter of credits. Advances under the line of credit are based on a borrowing formula equal to 85% of eligible domestic accounts receivable plus 60% of eligible finished goods and 30% of eligible components inventory. The line of credit facility varies from quarter to quarter based on working capital needs and pay-downs.

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

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SHERWOOD BRANDS, INC.

Date:   October 2, 2002                        /s/  UZIEL FRYDMAN
                                          ---------------------------
                                                 Uziel Frydman
                                         President and Chief Executive
                                                    Officer

Date:   October 2, 2002                    /s/  CHRISTOPHER J. WILLI
                                          ---------------------------
                                              Christopher J. Willi
                                          Chief Financial Officer and
                                                   Secretary