Form 10-K/A
period 2002-07-31
SHERWOOD BRANDS INC
filed 2002-10-03
CIK 1053178

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------


                                  FORM 10-K/A

                                 ANNUAL REPORT
                                     Under
                          SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 2001

                        Commission File Number: 1-14091

                               -----------------

                             SHERWOOD BRANDS, INC.
              (Exact Name of Issuer as Specified in Its Charter)

                North Carolina                              56-1349259
(State or Other Jurisdiction of Incorporation) (IRS Employer Identification Number)

                   1803 Research Blvd., Suite 201
                        Rockville, Maryland              20850
              (Address of Principal Executive Offices) (Zip Code)

        Issuer's telephone number, including area code: (301) 309-6161

          Securities Registered Pursuant to Section 12(b) of the Act:
                                     None

          Securities Registered Pursuant to Section 12(g) of the Act:
                     Class A Common Stock, $.01 Par Value

   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K. [X]


   The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer as of October 18, 2001 (computed by reference to the last reported sale price of the registrant's Common Stock on the American Stock Exchange on such date) was $8,642,000.

   The number of shares outstanding of issuer's Class A Common Stock, $.01 par value per share, as of October 16, 2001 was 2,700,000. Number of shares outstanding of issuer's Class B Common Stock, $.01 par value per share was 1,000,000. Class B Common Stock is not publicly traded.

                      DOCUMENTS INCORPORATED BY REFERENCE


   Certain portions of the issuer's definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K/A.


================================================================================

                             SHERWOOD BRANDS, INC.


                                  FORM 10-K/A

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                      PART I


 ITEM 1.  BUSINESS.......................................................   1


 ITEM 2.  PROPERTIES.....................................................   7


 ITEM 3.  LEGAL PROCEEDINGS..............................................   7


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............   7


                                      PART II


 ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS..........................................   8


 ITEM 6.  SELECTED FINANCIAL DATA........................................   9


 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS........................................  10


 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....  15


 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................  16


 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.....................................  16


                                     PART III


 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY................  17


 ITEM 11. EXECUTIVE COMPENSATION.........................................  19


 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT...................................................  22


                                      PART IV


 ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K.....................................................  23


 SIGNATURES..............................................................  25

                                    PART I.

Item 1.  Description of Business

General

   Sherwood Brands, Inc. (the "Company") was incorporated in December 1982 in the state of North Carolina. Sherwood Brands, Inc. is engaged in the manufacture, marketing and distribution of a diverse line of brand name candies, cookies, chocolates and gifts. The Company manufactures jelly beans, lollipops, biscuits, soft and hard candies and assembles seasonal gift items including gift baskets for Christmas and Easter. The Company's principal branded products are COWS(TM) butter toffee candies, DEMITASSE(R) biscuits, RUGER(R) wafers, SMILE POPS(R) lollipops, STRIP-O-POPS(R) lollipops and ELANA(R) Belgian chocolates. The Company also markets, SOUR FRUIT BURST(TM) fruit-filled hard candies, as well as certain holiday specialty products, such as PIRATE'S GOLD COINS(R) milk chocolates for Christmas and TOKENS OF LOVE(TM) milk chocolates for Valentine's Day. The Company's marketing strategy, including its packaging of products, is designed to maximize freshness, taste and visual appeal, and emphasizes highly distinctive, premium quality products that are sold at prices that compare favorably to those of competitive products. The Company believes that all of its operations are part of the confectionery industry and it currently reports as a single industry segment.

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

   Sherwood Brands of RI, Inc. was incorporated in September, 1998 in the state of Rhode Island. Sherwood Brands of RI, Inc. d/b/a E. Rosen Company is a manufacturer of hard candies, jelly beans and packer of gift items and baskets. On September 24, 1998 the Company completed the acquisition of certain assets of the E. Rosen Company--d/b/a School House Candy Co. ("Rosen"). Rosen was a Rhode Island manufacturer of hard candy, jelly beans and lollipops and assembled a variety of holiday gift items including gift baskets. Rosen sold its holiday gift items to such chains as Wal-Mart, Kmart and CVS. The Company paid $4.0 million in cash for the machinery and equipment, inventory and trade names, trademarks and customer lists of Rosen. For financial accounting purposes, the entire purchase price of $4.0 million was allocated to the inventories of raw material, components and finished product.

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


   ZED GUM: On July 9, 2001 the Company entered into its first agreement to be the exclusive distributor of a non-company brand name product in the United States. The agreement is for an indefinite term and terminates only upon a material breach by either party or upon the mutual consent of both parties. This agreement allows the Company the opportunity to position itself strongly in the kids novelty and everyday gum market. The strength of this relationship is to develop products specifically for the United States including development of products designed and trademarked by the Company under the ZED name. The product line meets the Company's requirements for high quality, exceptional package design and value. Since the Company began marketing the product to its customers in 2001, orders for the product have steadily increased.

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

   COWSCARAMELS(TM): COWSCARAMELS is a line of caramel candy. Flavored fillings include vanilla, cappuccino and butter and cream. The candies are offered in both a soft and chewy toffee and as a dairy butter and cream hard candy. The COWSCARAMEL production line is certified kosher by the Orthodox Union.

   DEMITASSE(TM) BISCUITS: DEMITASSE is a line of tea biscuits offered in a variety of flavors including the traditional tea biscuit, "Petit Beurre" (with real butter), cinnamon honey, coconut and chocolate. The DEMITASSE biscuit line is certified kosher by the Orthodox Union.

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

Suppliers


   Some of the Company's products are manufactured by third party sources to specific recipe and design specifications developed by the Company. These third-party sources are located in Argentina, Austria, Belgium, Holland, Germany, Italy, and Ireland. The Company's operations require it to have production orders in place in advance of shipment to the Company's warehouses (product deliveries typically take 60 days). Each of the Company's foreign suppliers generally delivers finished products free on board to a freight forwarder, cargo consolidator or directly to a seaport for ocean transport. The Company assumes the risk of loss, damage or destruction of products, although the Company maintains cargo insurance. Upon entry into the United States, the products are then transported by rail or truck to one of the six regional warehouses used by the Company.



   The Company has long-term relationships with the manufacturers of ELANA(R) Belgian chocolates, RUGER Wafers, and PIRATE'S GOLD COINS(TM) milk chocolates. Generally, these manufacturers have agreed not to export into the United States, and in certain cases, other countries, any products similar to those produced for the Company. The Company has no formal commitment to purchase minimum volumes of these products. However, on an annual basis the Company and the manufacturer will agree upon volumes and prices and establish a delivery schedule based upon the Company's forecast.

   Under the terms of the Company's agreement with the manufacturer of ZED gum, there is no minimum purchase requirement during the first year. Upon the first anniversary of the date of the agreement, the minimum purchase requirement will be 1,000,000 Euros.



   The Company's supplier agreements require the supplier to maintain product liability insurance with the Company as an additional named insured and are generally terminable on short notice. The loss of any one supplier would not have a material adverse effect on the Company's business.



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

Customers


   The Company sells its products primarily to mass merchandisers and other retail customers, grocery and drug store chains, club stores, convenience stores, specialty shops and wholesalers. The Company's mass merchandiser customers include Family Dollar, Target, Dollar General, K-Mart and Wal-Mart stores. For the year ended July 31, 2001, Sam's Club and Wal-Mart accounted for 27% and 14% of the Company's total net sales respectively. For the year ended July 31, 2000, Wal-Mart comprised 15% of the Company's total net sales. For the year ended July 31, 1999 Sam's Club comprised 12% of the Company's total net sales. The loss of either Sam's Club or Wal-Mart as a customer would result in a significant decrease in the Company's revenues and profits.


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

Distribution Channels


   The Company distributes its products throughout the United States, Puerto Rico and Canada. For the year ended July 31, 2001, net sales of the Company's products in the Canadian market accounted for approximately $407,000, or 0.7% of the Company's total net sales and in July 31, 2000 and 1999 they were $588,000, or 1.4%, and $1,120,000, or 4.4%, respectively.


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

   The Company's Vice President--Manufacturing Operations is responsible for the operations at both the Virginia and Rhode Island facilities. The Company currently employs technical and production personnel who have working knowledge of the technical and operational aspects of the Company's production equipment. The Company also employs personnel responsible for conducting quality control testing at the facility by conducting on-site laboratory analysis and quality assurance inspections. The inspectors evaluate the Company's products on the basis of subjective factors such as taste and appearance. The Company monitors the efficiency of the production equipment continuously and its facilities are climate controlled where required.

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

Trademarks


   The Company holds United States trademark registrations for the "ELANA," "RUGER", "TONGUE TATTOO", "STRIP-O-POP", "SMILE POPS" and "demitasse" names, and has filed trademark registrations for certain other names, including "COWS," and uses other names for which it has not applied for registration. The Company believes that its rights to these names are a significant part of the Company's business and that its ability to create demand for its products is dependent to a large extent on its ability to exploit these trademarks. The Company's failure to protect its trademarks and other intellectual property rights could negatively impact the value of its brand names. The Company is not aware of any infringement claims or other challenges to the Company's rights to use these marks. The Company is applying for the international registration of all its trademarks.


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

Insurance


   The Company maintains product liability insurance with limits of $2,000,000 in the aggregate and $1,000,000 per occurrence (with excess coverage of $10,000,000), which it believes is adequate for the types of products currently offered by the Company. These insurance amounts may not be sufficient to cover potential claims and adequate levels of coverage may not be available in the future at a reasonable cost. In the event of a partially or completely uninsured successful claim against the Company, the Company's financial condition and reputation would be materially affected.


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

Item 2.  Description of Properties

   The following table sets forth, with respect to properties leased and owned by the Company at July 31, 2001, the location of the property, the amount of square feet of the property, the annual rent and the year in which the lease expires, if applicable, and the business use which the Company makes of such facilities:

                           Approximates
                        ------------------
                        Square    Annual      Expiration
Address                  Feet      Rent        of Lease             Business Use
-------                 ------- ---------- ---------------- ----------------------------
Leased Properties:
1803 Research Boulevard   5,500 $  125,000 January 31, 2009 Executive and General Office
Rockville, MD 20850
1005 Main Street....... 131,000 $  206,000     October 2004 Manufacturing Plant and
Pawtucket, RI 02860                                         General Office
280 Rand Street........ 397,000 $  396,000     October 2004 Assembly facility, Storage
Central Falls, RI 02863                                     And Distribution facilities
27 Healy Street........ 430,000 $   25,000        June 2020 Assembly facility, Storage
New Bedford, MA 02745             (Yr 1-2)                  And Distribution
                                $   41,667
                                 (Yr 3-20)
Owned Properties:
807 South Main Street..  70,000                             Manufacturing Plant
Chase City, VA 23924
350 Sherwood Drive.....  73,000                             Manufacturing Plant
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

                  Price Period                     High   Low
                  ------------                     ----- -----
                  Fiscal Year Ended July 31, 2000:
                     First Quarter................ $3.63 $1.75
                     Second Quarter............... $3.50 $1.38
                     Third Quarter................ $3.25 $1.38
                     Fourth Quarter............... $2.25 $1.25
                  Fiscal Year Ended July 31, 2001:
                     First Quarter................ $2.50 $1.50
                     Second Quarter............... $3.25 $1.63
                     Third Quarter................ $3.26 $2.42
                     Fourth Quarter............... $4.95 $3.00

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

For years ended July 31,                2001         2000       1999 (*)       1998         1997
------------------------            -----------  -----------  -----------  -----------  -----------
Net sales.......................... $58,316,716  $42,104,645  $25,299,806  $18,084,174  $17,487,462
Cost of sales......................  41,796,184   32,183,885   19,218,718   12,230,757   12,570,606
                                    ===========  ===========  ===========  ===========  ===========
Gross profit.......................  16,520,532    9,920,760    6,081,088    5,853,417    4,916,856
Selling, general and administrative
  expenses.........................   8,006,416    6,675,177    4,922,082    3,139,475    2,744,116
Salaries and related expenses......   4,806,061    3,285,850    2,450,096    1,515,803    1,180,522
Pre-production costs...............          --           --      213,112      155,095      769,585
                                    ===========  ===========  ===========  ===========  ===========
Total operating expenses...........  12,812,477    9,961,027    7,585,290    4,810,373    4,694,223
                                    ===========  ===========  ===========  ===========  ===========
Income/(Loss) from operations......   3,708,055      (40,267)  (1,504,202)   1,043,044      222,633
                                    ===========  ===========  ===========  ===========  ===========
Other income (expense)
   Interest income.................      11,182       36,016       83,258       88,870       26,073
   Interest expense................    (539,971)    (434,978)    (153,832)    (222,947)    (273,511)
   Insurance claim, net............          --           --           --      102,223      364,028
   Other income (expense)..........     132,209      693,413       (7,821)       9,747       51,263
                                    ===========  ===========  ===========  ===========  ===========
Total other income (expense).......    (396,580)     294,451      (78,395)     (25,455)     103,747
                                    ===========  ===========  ===========  ===========  ===========
Income/(Loss) before provision
  (benefit) for taxes on income....   3,311,475      254,184   (1,582,597)   1,017,589      326,380
                                    ===========  ===========  ===========  ===========  ===========
Provision (Benefit) for taxes on
  income...........................   1,093,100       98,100     (319,700)     316,400       23,100
                                    ===========  ===========  ===========  ===========  ===========
Net income (loss).................. $ 2,218,375  $   156,084  $(1,262,897) $   701,189  $   303,280
                                    ===========  ===========  ===========  ===========  ===========
   Net Income (loss) per share
   --basic......................... $      0.60  $      0.04  $     (0.34) $      0.28  $      0.14
   --diluted.......................        0.56         0.04        (0.34)        0.28         0.14
                                    ===========  ===========  ===========  ===========  ===========
Weighted average common shares
    outstanding
    --basic........................   3,700,000    3,700,000    3,700,000    2,515,205    2,150,000
   --diluted.......................   3,954,428    3,700,000    3,700,000    2,515,205    2,150,000

For the years ended July 31,            2001         2000         1999         1998         1997
----------------------------        -----------  -----------  -----------  -----------  -----------
Balance Sheet Data:
   Working Capital................. $ 7,485,168  $ 6,020,265  $ 6,992,533  $ 9,244,219  $ 2,219,735
   Total Assets....................  22,804,112   20,618,891   16,575,370   15,066,358    8,963,360
   Total Long Term Debt............   1,221,162    1,755,170    1,604,526    1,870,057    2,101,242
   Total Liabilities...............  11,575,121   11,590,004    7,702,567    4,925,419    7,270,887
   Stockholders' Equity............  11,228,991    9,028,887    8,872,803   10,140,939    1,692,473

--------
(*) In September 1998, the assets of E. Rosen were acquired.

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


Overview



   The Company is engaged in the manufacture, marketing and distribution of a diverse line of brand name candies, cookies, chocolates and gifts. During the past three fiscal years, the Company has experienced continued revenue growth. This growth is a direct result of the Company's introduction of gift items, gift baskets and new candy products. The new gift products enabled the Company to expand its customer base to include mass-merchandisers.


Results From Operations

  Fiscal Year Ended July 31, 2001 Compared to Fiscal Year Ended July 31, 2000


   Net Sales: Net sales for the year ended July 31, 2001 and 2000 were $58,316,716 and $42,104,645 respectively, an increase of 38.3%. Higher sales of gift baskets accounted for 8% of the increase in net sales. The remaining 30.3% increase resulted from sales of new products, including Kastins candies, jelly beans and new gift items.



   Gross Profit: Gross profit for the year ended July 31, 2001 increased to $16,520,532 from $9,920,760, an increase of 67% from prior year. The margins as a percent of sales were 28% and 24% respectively. The improved gross profit margin was attributable to improved production efficiencies, largely associated with decreased costs of sugar which accounted for approximately $800,000, or 1.4% of net sales reductions. The introduction of new gift items with higher margin levels accounted for approximately $1,300,000, or 2.2% of net sales reductions. The increased availability of labor in the Company's Rhode Island and Massachusetts facilities during peak seasonal needs in the second half of the year reduced costs associated with overtime and subcontract labor. Overtime and subcontract labor expense for fiscal year 2001 was $1,116,368 compared to $1,735,251 for fiscal year 2000 and decreased 2% as a percent of sales from the prior year period. The reduction of overtime and subcontract labor expense was offset partially by increased number of production employees hired during the year. The annual fiscal 2001 impact was a decrease of approximately $500,000 from prior year period.



   Operating Expenses: Selling, general and administrative expenses increased to $8,006,416 from $6,675,177 and decreased to 14% from 16% as a percent of sales. The increase was largely due to $500,000 of additional common carrier freight, $235,000 in additional commissions, $230,000 of additional advertising expenses associated with the higher sales volume and $360,000 additional facility costs (i.e., utilities, facility rents, heating oil) associated with Massachusetts.



   Salaries and related expenses increased to $4,806,061 from $3,285,850 or 8% as a percent of sales. Of this increase, approximately $1,100,000 was due to new management employees at both the Maryland and Rhode Island operations as well as cost of living raises for existing management . In addition, the Company recognized additional expense of $500,000 during fiscal 2001 for a company wide performance based bonus program which was payable at the end of the fiscal year based on earnings performance criteria which were achieved.


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


   Interest Expense: Interest expenses increased to $539,971 from $434,978 due to working capital needs to purchase inventory and raw materials to support the increased volume of sales during the peak seasonal needs. The Company's average borrowings increased from $4,500,000 in fiscal 2000 to $5,500,000 in fiscal 2001.


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

  Fiscal Year Ended July 31, 2000 Compared to Fiscal Year Ended July 31, 1999


   Net Sales: Net sales for the year ended July 31, 2000 and 1999 were $42,104,645 and $25,299,806, respectively, an increase of $16,804,839 or 66%.
Of this increase, 60% was the result of increased sales of gift sets and gift baskets. Hard candy sales accounted for 4% of the increase while soft candy sales accounted for 2% of the increase. International sales declined by 48% from $1,119,548 to $587,620 due to a temporary shift in management's focus on the introduction of new products.



   Gross Profit: Gross profit for year ended July 31, 2000 increased to $9,920,760 from $6,081,088 for the prior year period, but as a percent of sales remained at 24% for the respective periods. The gross profit margin was due to higher labor costs associated with a shortage of labor supply during peak seasonal needs in the second half of the year. Overtime and subcontract labor was approximately $1,735,000 for the year. In addition, the gross profit margin was negatively affected by the lower margins associated with jellybean sales which accounted for approximately 11% of sales for the year.


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


   Salaries and related expenses for the year ended July 31, 2000 increased to $3,285,850 from $2,450,096 for the prior year period, due to increases in management salaries and cost of living raises, or as a percentage of sales declined to 8% from 10% in the respective period. As a result, operating expenses for the year ended July 31,

2000 increased to $9,961,027 from $7,585,290 for the prior year period, but declined as a percentage of sales to 24% from 30% in the respective periods. The Company believes that it has put into place the infrastructure including new management in the areas of marketing, sales and operations to support newly expanded and growing product lines and customer base.

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


   Other Income (Expense): Other income was $693,413 compared to expense of $7,821 for the prior year period. The change was primarily due to the receipt of a legal settlement of $350,000 during the current year, receipt of a $75,000 insurance claim, $108,000 gain on foreign exchange contracts, $42,000 gain on sales of machinery, receipt of property insurance claims on products damages of $60,000 and $75,000 of collections on amounts previously written off.


   Income Taxes: The Company recorded a tax expense of $98,100 for the year ended July 31, 2000 compared to a benefit of $319,700 for the year ended July 31, 1999. During the prior year the Company recorded a total current benefit of $184,200 in addition to a benefit of $349,900 resulting from the change in deferred taxes, offset by an IRS examination assessment of $214,400. During the prior year, the IRS examined the tax returns for Sherwood Brands, Inc. and Sherwood Brands Overseas, Inc. for tax years ended July 31, 1995 to July 31,1997. As a result of the tax examination, the IRS contends that the Company's borrowing agreement contained an indirect guarantee by Overseas of the borrowings of the parent and therefore the parent must include as income the earnings of Overseas. The Company does not agree with the IRS position and is currently considering what actions it will take in the future to argue the case.

   Net Income: As a result of the foregoing, the Company had net income of $156,084 for the year ended July 31, 2000 compared to a net loss for the year ended July 31, 1999 of $1,262,897.

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


   In May 2001, the Company entered into a new agreement with First Union National bank. The new credit facility is a $20.0 million line of credit. Advances under the line of credit are based on a borrowing formula equal to 85% of eligible domestic accounts receivable plus 60% of eligible finished goods and 30% of eligible components inventory. Borrowings on inventory are capped based upon the Company's seasonal requirements and are limited to $9.0 million. The line of credit is also available for the issuance of letter of credits. The line of credit is secured by the cash and cash equivalents, accounts receivable and inventories of Sherwood Brands, Inc. and its wholly-owned subsidiaries. The line of credit agreement contains business and financial covenants, including, a minimum tangible net worth of $10,500,000 at July 31, 2001, a fixed charge ratio of 1.75 to 1.0 as of July 31, 2001 and a limit on capital expenditures of $1,000,000. The Company was in violation of the capital expenditure limits at July 31, 2001. The bank agreed to a waiver of the violation. At July 31, 2001, the Company was in compliance with the other two financial covenants. Interest accrues on such advances at LIBOR plus 2.35% (the rate at July 31, 2001 was 6.09%) and is payable monthly. The loan agreement expires in June 2004.


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

Cash Flows:


   Cash Used in Operating Activities: Net cash provided from operating activities for the twelve months ended July 31, 2001 and 2000, respectively was $1,618,667 compared to cash used of $986,660 in the prior comparable period. The decrease in cash used by operating activities was due primarily to decreases in accounts payable and accounts receivable which were offset by the increase in inventory, income tax receivable and purchasing activity as well as the increases in net income, taxes payable and accrued expenses. The increase in inventory was due to higher finished goods of approximately $1,300,000 and greater raw materials of approximately $700,000.



   Net cash used by operating activities in the year ended July 31, 2000 was $986,660 compared to $2,441,231 in the prior year period. The decrease in cash used by operations was a result of improved profits, increased accounts receivables collections, and increased payables due to higher sales volume as discussed above. The Company's inventory increased due to greater components of approximately $1,800,000, higher finished goods of approximately $1,600,000 and greater packaging materials of approximately $600,000.


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


   Net Cash Used by Financing Activities: Net cash used by financing activities was $810,711 compared to cash provided of $1,875,620 in prior period primarily due to reduced reliance on borrowings on the Company's line of credit to finance working capital needs and repayments against our credit facility and debt. At July 31, 2001 and 2000, the Company had borrowed $3,842,297 and $4,119,000 under the line of credit and had $ 0.00 and $1,667,881 in letters of credit outstanding.


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






   The Company anticipates that its material capital expenditures for the next 12 months will consist of expansion and improvements to the Company's manufacturing facilities of approximately $1,300,000. In addition, the Company will continue to explore opportunities to expand the Company's business, including possible acquisitions, although the Company has no current agreements or commitments and is not currently engaged in any material negotiations with respect to specific acquisitions. The Company believes that cash provided from operations and borrowings will be sufficient to fund these expenditures.

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

Seasonality


   The Company's sales typically increase during the first and second quarters of the fiscal year principally due to the holiday seasons.


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

Item 8.  Financial Statements


   The following consolidated financial statements of the Company and Subsidiaries and the report of independent certified public accountants thereon are set forth on pages 27 through 43 hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III.

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

Directors and Executive Officers

   The following are the directors and executive officers of the Company, as well as certain other key employees of the Company:

  Name                    Age Position
  ----                    --- --------
  Uziel Frydman.......... 65  Chairman, President and Chief Executive Officer
  Anat Schwartz.......... 41  Executive Vice President--Finance and Secretary
  Amir Frydman........... 39  Director, Treasurer and Executive Vice
                                President--Marketing and Product Development
  Douglas A. Cummins..... 59  Director
  Jean E. Clary.......... 58  Director
  Jason Adelman.......... 32  Director
  Eric A. Richman(1)..... 51  Vice President--Operations
  Paul J. Splitek(1)..... 52  Vice President--Sales
  Christopher J. Willi(1) 41  Chief Financial Officer
  Arthur Wlodarski(1).... 45  Vice President--Purchasing

--------
(1) Messrs. Richman, Woldarski, Willi and Splitek are key employees, but not executive officers of the Company.

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

   Anat Schwartz has been Executive Vice President--Finance and Secretary of the Company since January 1996 and Sherwood Brands, LLC (and its predecessors) since 1988, and has been a director of Sherwood Brands Overseas, Inc. since 1993. Prior to joining the Company, Ms. Schwartz served as Manager--Loan Syndication's and Asset Sales for the Bank of Montreal in 1988 and as Team Leader--Communications/Media Group and Account Officer for such banks Southeastern United States region from 1983 to 1988. Ms. Schwartz earned a Masters of Business Administration, Finance/Health Care degree from Bernard Baruch College in 1983 and a Bachelor of Arts degree from Wake Forest University in 1981. Ms. Schwartz is the daughter of Uziel Frydman and the sister of Amir Frydman.

   Amir Frydman has been a director of the Company and has served as Treasurer and Executive Vice President--Marketing and Product Development since 1985. Prior to joining the Company, Mr. Frydman was Commercial Branch Manager at NCNB National Bank of Florida, from 1984 to 1985. Mr. Frydman earned a Bachelor of Arts degree from the University of North Carolina in 1983. Mr. Frydman is the son of Uziel Frydman and the brother of Anat Schwartz.

   Douglas A. Cummins has been a director of the Company since December 1997. In 1996, Mr. Cummins served as President and Chief Executive Officer of the Liggett Group, a manufacturer and distributor of cigarettes. From 1993 to 1996, Mr. Cummins served as President and Chief Executive Officer of North Atlantic Trading Co, a cigarette paper manufacturer and distributor. From 1990 to 1993, Mr. Cummins served as the President and Chief Executive Officer of Decision Marketing, an advertising and consulting firm. From 1984 to 1990, Mr. Cummins served as the President and Chief Operating Officer of Salem Carpet Mills, a carpet manufacturer, and from 1981 to 1984, served as President of Stellar Group, a consulting firm. From 1973 to 1981, Mr. Cummins was Director of Marketing--International and Vice President--Foods Marketing at R.J. Reynolds Industries. Mr. Cummins currently sits on the Boards of Carolina Biological Supply Company, Smokey Mountain Products, Inc. and the Fort Ticonderoga Association. Mr. Cummins earned a Masters of Business Administration degree from Columbia University in 1966 and a Bachelor of Arts degree from Harvard University in 1964.


   Jean E. Clary has been a director of the Company since May 1998. Ms. Clary has been the Chief Executive Officer and President of Century 21--Clary and Associates, Inc. since January 1973. From 1996 to 2000, Ms. Clary was a member of the Board of Directors of Virginia Power, a wholly-owned subsidiary of Dominion Resources Inc., a public company traded on the New York Stock Exchange.


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


   Eric A. Richman has been Vice President of Operations of the Company since September 1999. Mr. Richman has over 26 years of multi-disciplined manufacturing experience. From 1997 to 1999, Mr. Richman served as Director of Manufacturing of E. Rosen, and prior to that, from 1996 to 1997, Plant Manager of E. Rosen. From 1992 to 1996, he was Plant Manger of Richardson Brands Company; from 1989 to 1992, Plant Manager of Conusa Corporation; and from 1973 to 1989, Plant Manager of Planters Lifesavers Company. Mr. Richman has extensive experience in manufacturing, management, quality control and labor relations.


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


   Christopher J. Willi has been Chief Financial Officer since May 2001. Mr. Willi has over 19 years of financial and operational experience. From 1998 until joining Sherwood Brands, Mr. Willi was Chief Financial Officer of CynterCorp, a global IT service business. From 1992 to 1998, Mr. Willi was Corporate Controller of PGI, Inc., a global communication services company, where he directed more than a dozen acquisitions. Prior to that he was Director of Finance for National Trade Productions, Inc and a Asset Manager with a unit of Canadian Pacific Corporation. Before that he was with Arthur Anderson & Co., where he worked in the audit and consulting practice. Mr. Willi earned his J.D. from Southern Methodist University Law School and his B.S. in accounting and finance from the University of Utah.



   Arthur Wlodarski has been Vice President of Purchasing of the Company since April 2000. Mr. Wlodarski has over 20 years of purchasing experience. From 1985 until 2000, Mr Wlodarski was Vice President of Purchasing of Houston Foods, a leading gift basket packer responsible for purchasing components and food items from all over the world.

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

Item 11.  Executive Compensation


                            EXECUTIVE COMPENSATION



Compensation Committee



   The compensation committee, composed of Messrs. Uziel Frydman, Amir Frydman and Jason Adelman, is responsible for making recommendations to the board of directors regarding compensation arrangements for senior management, adoption of any compensation plans in which management is eligible to participate and grants of stock options or other benefits under the plans. The compensation committee met twice during the fiscal year ended July 31, 2001.



Summary Compensation Table



   The following table presents information concerning compensation for our chief executive officer and our other executive officers and key employees whose total salary and bonus in our fiscal year ended July 31, 2001 exceeded $100,000 for services in all capacities during the fiscal years indicated.



                          SUMMARY COMPENSATION TABLE



                                                                    Long Term
                                               Annual Compensation Compensation
                                               ------------------- ------------
                                                                    Securities
                                        Fiscal                      Underlying
   Name and Principal Position           Year   Salary    Bonus     Options(#)
   ---------------------------          ------ --------  --------  ------------
   Uziel Frydman,......................  2001  $421,807  $114,090    152,984
    Chairman of the Board, President     2000  $314,500  $     --     15,000
    and Chief Executive Officer          1999  $225,000  $     --         --

   Amir Frydman,.......................  2001  $363,691  $ 98,371    131,906
    Executive Vice President--Marketing  2000  $271,171  $     --     30,000
    and Treasurer                        1999  $194,000  $     --         --

   Anat Schwartz,......................  2001  $253,079  $ 68,453     91,788
    Executive Vice President--Finance    2000  $188,865  $     --     30,000
    and Secretary                        1999  $135,000  $     --         --

   Eric Richman,.......................  2001  $105,000  $  9,848     15,000
    Vice President--Operations(3)        2000  $105,000  $     --     10,000
                                         1999  $ 85,000  $     --         --

   Paul Splitek,.......................  2001  $150,000  $ 16,881     15,000
    Vice President--Sales(3)             2000  $125,000  $     --     10,000
                                         1999  $105,764  $     --         --

   Christopher J. Willi,...............  2001  $ 37,500  $     --     15,000
    Chief Financial Officer(1)(3)        2000  $     --  $     --         --
                                         1999  $     --  $     --         --

   Art Woldarski,......................  2001  $185,000  $     --     10,000
    Vice President--Purchasing(2)(3)     2000  $ 58,350  $     --         --
                                         1999  $     --  $     --         --

--------

(1) Mr. Willi joined Sherwood Brands in May 2001.


(2)  Mr. Woldarski joined Sherwood Brands in April 2000.


(3) Messrs. Richman, Splitek, Willi and Woldarski are key employees, but not executive officers of the company.



Employment Agreements



   We have entered into employment agreements with Uziel Frydman, Chairman of the Board, President and Chief Executive Officer, Anat Schwartz, Vice President--Finance and Secretary, and Amir Frydman, Treasurer and Vice President--Marketing and Product Development. The terms of these agreements are for three years commencing on May 12, 1998. The agreements provide annual base salaries of $315,000, $189,000 and $271,000 for Uziel Frydman, Anat Schwartz and Amir Frydman, respectively, and are subject to annual increases. In addition, the employment agreements entitle the executives to a portion of a bonus pool as determined by the board of directors equal to 15% of our pre-tax net income in excess of certain incremental earnings targets. The base salary is subject to annual increases of the greater of the percentage increase in sales for the last year or 5% and may be reviewed for merit increases by the compensation committee. If either Uziel Frydman, Amir Frydman or Anat Schwartz is terminated without cause or upon a change in control of Sherwood Brands, each is entitled to continue to receive his or her annual base salary for a period of three years, any accrued incentive compensation through the date of termination and certain other benefits. Each of the above listed executives is prohibited from competing with us for the duration of his or her respective employment agreement, and if terminated or upon voluntary resignation, for one year thereafter.



   Effective as of August 1, 2001, the employment agreements for Uziel Frydman and Amir Frydman were extended for an additional three year term (until July 31, 2004) and the employment agreement for Anat Schwartz was extended for an additional six month term (until January 1, 2002) on substantially the same terms and conditions as in effect under their respective employment agreements during the previous fiscal year. The annual base salaries payable to Uziel Frydman, Amir Frydman and Anat Schwartz pursuant to the amended agreements were increased to $451,333, $389,149 and $270,795, respectively, effective August 1, 2001, and are subject to annual increases. Under the amendments to the employment agreements, each of Uziel Frydman, Amir Frydman and Anat Schwartz are entitled to participate in our 1998 Executive Compensation Incentive Plan. A description of our 1998 Executive Compensation Incentive Plan is set forth below. For fiscal years beginning on or after August 1, 2001, the bonus pool will be increased proportionately to the extent that earnings before interest, taxes, depreciation and amortization (EBITDA) in any year exceeds EBITDA for the fiscal year ended July 31, 2001.





Summary of 1998 Executive Incentive Compensation Plan, as Amended





   The 1998 Plan is intended to qualify under Rule 16b-3 under the Exchange Act and is administered by the board of directors. The board of directors, within the limitations of the 1998 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, whether the options granted are intended to be ISOs, the duration and rate of exercise of each option, the option purchase price per share and the manner of exercise, and the time, manner and form of payment upon exercise of an option.





   ISOs granted under the 1998 Plan may not be granted at a price less than the fair market value of the Class A Common Stock on the date of grant, or 110% of fair market value in the case of persons holding 10% or more of our voting stock. The aggregate fair market value of shares for which ISOs granted to any employee are exercisable for the first time by such employee during any calendar year (under all of our stock option plans and any related corporation) may not exceed $100,000. Non-qualified options granted under the 1998 Plan may not be granted at a price less than the fair market value of the Class A Common Stock on the date of grant. Options granted under the 1998 Plan will expire not more than ten years from the date of grant (five years in the case of ISOs granted to persons holding 10% or more of our voting stock). All options granted under the 1998 Plan are not transferable during an optionee's lifetime but are transferable at death by will or by the laws of descent and distribution. In general, upon termination of employment of an optionee, all options granted to such person which are not exercisable on the date of termination immediately terminate, and any options that are exercisable terminate 90 days following termination of employment.

Compensation Committee Interlocks and Insider Participation



   The members of the compensation committee during fiscal 2001 were Messrs. Uziel Frydman, Amir Frydman and Jason Adelman. Messrs. Uziel Frydman and Amir Frydman currently serve as executive officers.



Option/SAR Grant Table



   The following table sets forth information concerning grants of stock options made during the fiscal year ended July 31, 2001 to each of our executive officers and key employees named in the Summary Compensation Table. No stock appreciation rights were granted during the fiscal year ended July 31, 2001.




                                                                  Potential Realizable
                                  Individual Grants                 Value At Assumed
                     --------------------------------------------   Annual Rates Of
                      Number of   % of Total                          Stock Price
                     Securities    Options                          Appreciation For
                     Underlying   Granted to  Exercise               Option Term(1)
                       Options   Employees in  Price   Expiration --------------------
Name                 Granted (#) Fiscal Year   ($/Sh)     Date     5% ($)     10% ($)
----                 ----------- ------------ -------- ----------  -------    -------
Uziel Frydman.......   152,984      26.38      1.625    8/4/2010   156,343    396,203
Amir Frydman........   131,906      22.75      1.625    8/4/2010   134,802    341,614
Anat Schwartz.......    91,788      15.83      1.625    8/4/2010    93,803    237,715
Eric Richman(2).....    15,000       2.59      1.625    8/4/2010    15,329     38,847
Paul Splitek(2).....    15,000       2.59      1.625    8/4/2010    15,329     38,847
Christopher Willi(2)    15,000       2.59      3.100   4/30/2011    29,244     74,109
Art Woldarski(2)....    10,000       1.72      1.625    8/4/2010    10,220     25,898

--------

(1) These amounts are based on assumed appreciation rates of 5% and 10% set by the Securities and Exchange Commission rules and are not intended to forecast possible future appreciation, if any, of our stock price.


(2) Messrs. Richman, Splitek, Willi and Woldarski are key employees, but not executive officers, of the company.



Aggregated Option Exercises in 2001 and Year End Option Values



   The following table sets forth information with respect to (i) the number of unexercised options held by the executive officers as of July 31, 2001 and (ii) the value as of July 31, 2001 of unexercised in-the-money options. No options were exercised by any of the executive officers in fiscal 2001.



                       Number of Securities      Value of Unexercised
                      Underlying Unexercised    In-the-Money Options at
                     Options at July 31, 2001      July 31, 2001(1)
                     ------------------------- -------------------------
                     Exercisable Unexercisable Exercisable Unexercisable
                     ----------- ------------- ----------- -------------
       Uziel Frydman   202,984         0        $445,531        $0
       Amir Frydman.   196,906         0        $408,039        $0
       Anat Schwartz   156,788         0        $296,712        $0

--------

(1) Based on a per share price of $4.40, the closing price of the common stock as reported on the American Stock Exchange on July 31, 2001, minus the exercise price of the option, multiplied by the number of shares underlying the option.






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

                  Index to Consolidated Financial Statements


                                                                                                   Page
                                                                                                 --------
Report of Independent Auditors.................................................................. 26 to 27
Consolidated Balance Sheets at July 31, 2001 and 2000...........................................    28
Consolidated Statements of Operations for the years ended July 31, 2001, 2000 and 1999..........    29
Consolidated Statements of Shareholders' Equity for the years ended July 31, 2001, 2000 and 1999    30
Consolidated Statements of Cash Flows for the years ended July 31, 2001, 2000 and 1999..........    31
Summary of Accounting policies.................................................................. 32 to 34
Notes to Consolidated Financial Statements...................................................... 35 to 42
Schedule II--Valuation and Qualifying Accounts..................................................    26


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

   (a)  Exhibits


Number                                              Description
------                                              -----------

  3.1  Articles of Incorporation, as amended, of the Registrant.*

  3.2  Bylaws, as amended, of the Registrant.*

  4.1  Form of Registrant's Class A Common Stock Certificate.**

  4.2  Form of Underwriter's Warrant Agreement, including Form of Warrant Certificate.**

  4.3  Form of Public Warrant Agreement among the Registrant, Paragon Capital Corporation, as
         Underwriter and Continental Stock Transfer & Trust Company, as Warrant Agent.**

  4.4  Form of Registrant's Public Warrant Certificate.**

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

 10.5  Pledge and Security Agreement between the Registrant and Central Fidelity National Bank, dated as of May 1, 1997.*

 10.6  Guaranty between Uziel Frydman, the Registrant and Central Fidelity National Bank, dated as of
         May 1, 1997.*

 10.7  Loan Agreement between Industrial Development Authority of Mecklenburg County, Virginia and
         the Registrant, dated as of June 1, 1996.*

Number                                              Description
------                                              -----------

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

10.13  Promissory Note issued to Ilana Frydman by the Registrant, dated August 28, 1991.*

10.14  Lease, as amended, for the Registrant's Rockville offices, executed November 30, 1992.*

10.15  1998 Stock Option Plan.**

10.16  Employment Agreement between Registrant and Uziel Frydman, dated May 6, 1998.**

10.17  Form of Employment Agreement between Registrant and Anat Schwartz, dated May 6, 1998.**

10.18  Form of Employment Agreement between Registrant and Amir Frydman, dated May 6, 1998.**

10.19  Receiver's Bill of Sale by Allen M. Shine, as receiver of E. Rosen Company, dated September 24,
         1998.***

10.20  Loan and Security Agreement between the Registrant and First Union National Bank, dated June 12,
         2001. (filed herewith)

 21.1  Subsidiaries of the Registrant.****



--------
* Incorporated herein by reference to the Company's Registration Statement on Form SB-2, dated as of January 21, 1998 (Registration No. 333-44655)

** Incorporated herein by reference to Amendment No. 2 to the Company's Registration Statement on Form SB-2, dated as of May 4, 1998 (Registration No. 333-44655)


*** Incorporated herein by reference to the Company's Current Report on Form
    8-K, dated as of October 9, 1998.


**** Incorporated herein by reference to the Company's Annual Report on Form
     10-K, filed on October 29, 2001.


   (b)  Reports on Form 8-K

      None

                                  SIGNATURES


   In accordance with Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.



Date: October 2, 2002


                                              SHERWOOD BRANDS, INC.

                                              By:      /S/  UZIEL FRYDMAN
                                                  -----------------------------
                                                          Uziel Frydman
                                                  President and Chief Executive
                                                             Officer

                                              By:       /s/  AMIR FRYDMAN
                                                  -----------------------------
                                                          Amir Frydman
                                                    Executive Vice President,
                                                     Treasurer and Director

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



                                          BDO SEIDMAN, LLP



Washington, D.C.


October 5, 2001



SCHEDULE II



                       VALUATION AND QUALIFYING ACCOUNTS



                                    Balance Beginning Charged To Costs            Balance At End
Description                             Of Period       And Expenses   Deduction    Of Period
-----------                         ----------------- ---------------- ---------  --------------
Year ended July 31, 1999
   Allowance for doubtful accounts.     $ 40,000          $ 33,570     $  (5,624)    $ 67,946
   Allowance for customer credits..     $386,092          $ 94,126     $(360,242)    $119,976
Reserve for slow moving inventory..     $ 40,000          $255,141     $      --     $295,141
Year ended July 31, 2000
   Allowance for doubtful accounts.     $ 67,946          $201,293     $(154,239)    $115,000
   Allowance for customer credits..     $119,976          $120,096     $      --     $240,072
Reserve for slow moving inventory..     $295,141          $ 19,918     $      --     $315,059
Year ended July 31, 2001
   Allowance for doubtful accounts.     $115,000          $272,290     $(198,690)    $188,600
   Allowance for customer credits..     $240,072          $     --     $(156,533)    $ 83,539
Reserve for slow moving inventory..     $315,059          $385,369     $      --     $700,428

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



                                                    BDO SEIDMAN, LLP



Washington, D.C.


October 5, 2001

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

For the years ended July 31,                                                 2001        2000
----------------------------                                             -----------  -----------
                                Assets
Current assets
   Cash and cash equivalents............................................ $   385,195  $   641,497
   Accounts receivable, less allowance of $189,000 and $115,000.........   1,977,093    2,094,694
   Inventory............................................................  14,709,515   12,683,575
   Income taxes receivable..............................................          --      407,237
   Other current assets.................................................     344,568      288,934
   Deferred taxes on income.............................................     425,000      196,000
                                                                         -----------  -----------
Total current assets....................................................  17,841,372   16,311,937
Net property and equipment..............................................   4,906,350    4,245,848
Other assets............................................................      56,391       61,106
                                                                         -----------  -----------
Total Assets............................................................ $22,804,112  $20,618,891
                                                                         ===========  ===========

                 Liabilities and Stockholders' Equity
Current liabilities
   Line of credit....................................................... $ 3,842,297  $ 4,119,000
   Current portion of long-term debt....................................     215,000      210,000
   Current portion of subordinated debt.................................          --      324,593
   Current portion of capital lease obligation..........................      31,245       31,245
   Accounts payable.....................................................   3,986,845    4,523,899
   Accrued expenses.....................................................   1,558,342    1,032,935
   Income taxes payable.................................................     722,474       50,000
                                                                         -----------  -----------
Total current liabilities...............................................  10,356,203   10,291,672
Long-term debt..........................................................     550,000      765,000
Capital lease obligation................................................     424,917      424,332
Deferred taxes on income................................................     244,000      109,000
                                                                         -----------  -----------
Total Liabilities.......................................................  11,575,121   11,590,004
                                                                         ===========  ===========

Commitments and Contingencies
Stockholders' equity
   Preferred stock, $.01 par value, 5,000,000 shares Authorized;
     no shares issued or outstanding....................................          --           --
   Common stock, Class A, $.01 par value, 30,000,000 Shares authorized,
     2,700,000 issued and outstanding...................................      27,000       27,000
   Common stock, Class B, $.01 par value, 5,000,000 shares Authorized,
     1,000,000 shares issued and outstanding............................      10,000       10,000
Additional paid-in-capital..............................................   7,973,538    7,973,538
Retained earnings.......................................................   3,236,724    1,018,349
Accumulated Other Comprehensive Income/(loss)...........................     (18,270)          --
                                                                         -----------  -----------
Total Stockholders' Equity..............................................  11,228,992    9,028,887
                                                                         -----------  -----------
Total Liabilities and Stockholders' Equity.............................. $22,804,112  $20,618,891
                                                                         ===========  ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                     SHERWOOD BRANDS, INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For years ended July 31,
                                        -------------------------------------
                                            2001         2000         1999
                                        -----------  -----------  -----------
 Net sales............................. $58,316,716  $42,104,645  $25,299,806
 Cost of sales.........................  41,796,184   32,183,885   19,218,718
                                        -----------  -----------  -----------
 Gross profit..........................  16,520,532    9,920,760    6,081,088
 Selling, general and administrative
   expenses............................   8,006,416    6,675,177    4,922,082
 Salaries and related expenses.........   4,806,061    3,285,850    2,450,096
 Pre-production costs..................          --           --      213,112
                                        -----------  -----------  -----------
 Total operating expenses..............  12,812,477    9,961,027    7,585,290
                                        -----------  -----------  -----------
 Income/(Loss) from operations.........   3,708,055      (40,267)  (1,504,202)
                                        -----------  -----------  -----------
 Other income (expense)................
    Interest income....................      11,182       36,016       83,258
    Interest expense...................    (539,971)    (434,978)    (153,832)
    Other income (expense).............     132,209      693,413       (7,821)
                                        -----------  -----------  -----------
 Total other income (expense)..........    (396,580)     294,451      (78,395)
                                        -----------  -----------  -----------
 Income/(Loss) before provision
   (benefit) for taxes on income.......   3,311,475      254,184   (1,582,597)
                                        -----------  -----------  -----------
 Provision (Benefit) for taxes on
   income..............................   1,093,100       98,100     (319,700)
                                        -----------  -----------  -----------
 Net income (loss)..................... $ 2,218,375  $   156,084  $(1,262,897)
                                        ===========  ===========  ===========
 Net Income (loss) per share
    --basic............................ $      0.60  $      0.04  $     (0.34)
    --diluted..........................        0.56         0.04        (0.34)
                                        ===========  ===========  ===========
 Weighted average common shares
   outstanding
    --basic............................   3,700,000    3,700,000    3,700,000
    --diluted..........................   3,954,428    3,700,000    3,700,000


   See accompanying summary of accounting policies and notes to consolidated financial statements.

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                     Common Stock
                          -----------------------------------                           Accumulated
                               Class A           Class B      Additional                   Other
                          ----------------- -----------------  Paid-In      Retained   Comprehensive
                           Shares   Amount   Shares   Amount   Capital      Earnings   Income (Loss)    Total
                          --------- ------- --------- ------- ----------  -----------  ------------- -----------
Balance, at July 31, 1998 2,700,000 $27,000 1,000,000 $10,000 $7,978,777  $ 2,125,162    $     --    $10,140,939
Net loss.................        --      --        --      --         --   (1,262,897)         --     (1,262,897)
Offering costs...........        --      --        --      --     (5,239)          --          --         (5,239)
                          --------- ------- --------- ------- ----------  -----------    --------    -----------
Balance, at July 31, 1999 2,700,000  27,000 1,000,000  10,000  7,973,538      862,265          --      8,872,803
Net income...............        --      --        --      --         --      156,084          --        156,084
                          --------- ------- --------- ------- ----------  -----------    --------    -----------
Balance, at July 31, 2000 2,700,000  27,000 1,000,000  10,000  7,973,538    1,018,349          --      9,028,887
Foreign Currency (Loss)..        --      --        --      --         --           --     (18,270)            --
Net income...............        --      --        --      --         --    2,218,375          --             --
Comprehensive Income.....        --      --        --      --         --           --          --      2,200,105
                          --------- ------- --------- ------- ----------  -----------    --------    -----------
Balance, at July 31, 2001 2,700,000 $27,000 1,000,000 $10,000 $7,973,538  $ 3,236,724    $(18,270)   $11,228,992
                          ========= ======= ========= ======= ==========  ===========    ========    ===========



   See accompanying summary of accounting policies and notes to consolidated financial statements.

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the years ended July 31,
                                                      -------------------------------------
                                                          2001         2000         1999
                                                      -----------  -----------  -----------
Cash flows from operating activities
   Net income (loss)................................. $ 2,218,375  $   156,084  $(1,262,897)
   Adjustments to reconcile net income (loss) to net
   Cash provided by/(used in) operating activities:
       Depreciation expense..........................     403,756      226,871      188,795
       Deferred income taxes.........................     (94,000)      48,100     (349,900)
       (Gain)/loss on foreign currency exchange......      (2,519)      (5,574)       5,870
       Provision for Inventory allowance.............     385,369       19,918      255,141
       Provision for doubtful accounts...............     272,290      201,293       33,570
       (Increase) decrease in assets
       Accounts receivable...........................    (154,689)     632,887     (895,321)
       Inventory.....................................  (2,411,309)  (4,133,913)    (766,428)
       Income taxes receivable.......................     407,237       78,072     (435,609)
       Other current assets..........................     (55,634)     369,430     (530,547)
       Other assets..................................       4,715      (32,642)      22,934
       Increase (decrease) in liabilities
          Accounts payable...........................    (537,054)   1,666,290      579,800
          Accrued expenses...........................     509,656      (49,076)     660,222
          Income taxes payable.......................     672,474     (164,400)      53,139
                                                      -----------  -----------  -----------
Net cash provided by/(used in) operating activities..   1,618,667     (986,660)  (2,441,231)
                                                      -----------  -----------  -----------
Cash flows from investing activities
   Inventory purchased from Rosen....................          --           --   (4,000,000)
   Capital expenditures..............................  (1,064,258)    (905,254)    (656,445)
                                                      -----------  -----------  -----------
Net cash used in investing activities................  (1,064,258)    (905,254)  (4,656,445)
                                                      -----------  -----------  -----------
Cash flows from financing activities
   Net borrowings on line of credit..................    (276,703)   2,180,552    1,938,448
   Payments on debt..................................    (534,008)    (304,932)    (265,531)
   Offering costs....................................          --           --       (5,239)
                                                      -----------  -----------  -----------
Net cash (used in)/provided by financing activities..    (810,711)   1,875,620    1,667,678
                                                      -----------  -----------  -----------
Net (decrease) in cash and cash equivalents..........    (256,302)     (16,294)  (5,429,998)
                                                      -----------  -----------  -----------
Cash and cash equivalents, at beginning of period....     641,497      657,791    6,087,789
                                                      -----------  -----------  -----------
Cash and cash equivalents, at end of period.......... $   385,195  $   641,497  $   657,791
                                                      ===========  ===========  ===========
Interest Paid........................................ $   539,971  $   434,978  $   153,832
Income Taxes Paid.................................... $   443,440  $   395,900  $   328,015

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

   Sherwood Brands of RI, Inc. was incorporated in September, 1998 in the state of Rhode Island. Sherwood Brands of RI, Inc. d/b/a E. Rosen Company is a manufacturer of hard candies, jelly beans and packer of gift items and baskets. On September 24, 1998 the Company completed the acquisition of certain assets of the E. Rosen Company--d/b/a School House Candy Co. ("Rosen"). Rosen was a Rhode Island manufacturer of hard candy, jelly beans and lollipops and assembled a variety of holiday gift items including gift baskets. Rosen sold its holiday gift items to such chains as Wal-Mart, Kmart and CVS. The Company paid $4.0 million in cash for the machinery and equipment, inventory and trade names, trademarks and customer lists of Rosen. For financial accounting purposes, the entire purchase price of $4.0 million was allocated to the inventories of raw material, components and finished product.

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


Asset Impairment



   The Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES

Revenue Recognition


   Sales are recognized upon shipment of products. Sales discounts and any other price adjustments are accounted for as a reduction in revenue at the later of (1) the date at which the related revenue is recognized by the Company or (2) the date at which the sales incentive is offered.



   In September 2000, the Emerging Issues Task Force issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10). EITF 00-10 requires that shipping and handling fees billed to customers be classified as revenue and shipping and handling costs be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of sales. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled approximately $3,437,000, $3,137,000 and $1,611,000 in 2001, 2000 and 1999, respectively.


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

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES



            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

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

                                             For the year ended July 31, 2001
                                             ------------------------------
                                                                    Per Share
                                               Income      Shares    Amount
                                             ----------   --------- ---------
     Basic earnings per share...............
     Income available to common stockholders $2,218,375   3,700,000   $0.60
     Effect of dilutive stock options.......                254,428
     Diluted earnings per share............. $2,218,375   3,954,428   $0.56

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


   The Company does not believe either of these pronouncements will have a material effect on the Company's financial statements.



   In November 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of Vendor's Products" which codified and reconciled the Task Forces's consensuses in EITF No. 00-14 "Accounting for Certain Sales Incentives", and EITF No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller for the Vendor's Products", among others. These issues presume that consideration from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001, which is the Company's third quarter ending April 30, 2002.



   The Company offers price adjustments to its larger customers and has historically accounted for these adjustments as a reduction in revenue at the later of (1) the date at which the related revenue is recognized by the Company or (2) the date at which the sales incentive is offered. The Company does not sell its products to resellers. As a result, the Company's adoption of this statement, effective February 1, 2002, will not have a material effect on its consolidated financial statements.

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

2.  INVENTORY

   Inventories consist of the following:


                                              For years ended July 31,
                                              ------------------------
                                                  2001         2000
                                              -----------  -----------
         Raw materials and ingredients....... $ 1,195,859  $   546,006
         Components used in assembly.........   1,564,878    2,389,504
         Packaging materials.................   2,474,046    1,715,479
         Work-in-process.....................   1,408,316      874,220
         Finished product....................   8,766,844    7,473,425
                                              -----------  -----------
                                               15,409,943   12,998,634
         Less reserve for inventory allowance    (700,428)    (315,059)
                                              -----------  -----------
            Total............................ $14,709,515  $12,683,575
                                              ===========  ===========


3.  PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of the following:

                                            For years ended July 31,
                                            -----------------------
                                                2001        2000
                                            -----------  ----------
           Land............................ $    85,282  $   85,282
           Buildings and improvements......   1,879,153   1,782,918
           Machinery and equipment.........   3,753,331   2,857,792
           Furniture and computer equipment     192,002     123,267
           Transportation equipment........      83,914      80,165
                                            -----------  ----------
                                              5,993,682   4,929,424
              Accumulated depreciation.....  (1,087,332)   (683,576)
                                            -----------  ----------
              Total........................ $ 4,906,350  $4,245,848
                                            ===========  ==========

   Depreciation expense for the years ended July 31, 2001, 2000 and 1999 and was $403,756, $226,871 and $188,795, respectively.

4.  CREDIT FACILITY

   In May 2001, the Company entered into a new agreement with First Union National Bank. The new credit facility is a $20.0 million line of credit to provide additional working capital to support the Company's additional sales. The line of credit is available for advances to finance working capital and the issuance of letters of credit. Advances under the line of credit are based on a borrowing formula equal to 85% of eligible domestic accounts receivable plus 60% of eligible finished goods and 30% of eligible components inventory. Borrowings on inventory are capped based upon the Company's seasonal requirements and are limited to $9 million. The line of credit is secured by the cash and cash equivalents, accounts receivable and inventories of Sherwood Brands, Inc. and its wholly-owned subsidiaries. The line of credit agreement contains various business and financial

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES
covenants, including, among other things, a minimum tangible net worth, debt service coverage and capital expenditure limits. The company was in violation of the capital expenditure limits at July 31, 2001, but has received a waiver from the bank. For the year interest accrued on such advances at LIBOR plus 2.35% (the rate at July 31, 2001 was 6.09%) and is payable monthly. The loan agreement expires in June 2004. At July 31, 2001 and 2000, the Company had borrowed $3,842,297 and $4,119,000, respectively under the line of credit and had $0 and $1,667,678, respectively, in letters of credit outstanding. During the years ended July 31, 2001, 2000 and 1999, the Company incurred and paid approximately $475,827, $363,255 and $92,000 of interest expense on the line of credit, respectively.


   Average short term borrowings and the related interest rates are as follows:

                                                       For years ended July 31,
                                                       -----------------------
                                                           2001        2000
                                                       -----------  ----------
 Borrowings under revolving line of credit at year end $ 3,842,296  $4,119,000
 Weighted average interest rate.......................        7.92%       7.84%
 Maximum month-end balance during period.............. $10,000,000  $8,000,000
 Average balance during the period.................... $ 5,524,902  $4,495,714

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

6.  LONG-TERM DEBT

   Long-term debt consists of the following:

                                                                                         For years ended July 31,
                                                                                         -----------------------
                                                                                            2001         2000
                                                                                          ---------   ---------
Mecklenberg County, Virginia Variable Rate Demand Revenue Bonds issued on June 1,
  1996; collateralized by an irrevocable Letter of credit (see Note 5); payable in varying annual amounts; To be redeemed in whole by June 1, 2011; interest at
  variable Market tax exempt rates (4.40% at July 31, 2001)............................. $ 635,000    $ 715,000
Mecklenberg County, Virginia Revenue Bond issued on May 15, 1997; collateralized by an irrevocable letter of credit (see Note 5); payable in varying annual amounts; to be redeemed In whole by May 15, 2002; interest at variable market tax Exempt rates
  (4.40% at July 31, 2001)..............................................................   130,000      260,000
                                                                                          ---------   ---------
                                                                                           765,000      975,000
Less current maturities.................................................................  (215,000)    (210,000)
                                                                                          ---------   ---------
Long-term portion....................................................................... $ 550,000    $ 765,000
                                                                                          =========   =========

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES

   The scheduled maturities of long-term debt are as follows:

                                                   Amount
                                                  --------
                     Fiscal years ending July 31,
                     2002........................ $215,000
                     2003........................   90,000
                     2004........................   40,000
                     2005........................   45,000
                     2006........................   50,000
                     Thereafter..................  325,000
                                                  --------
                        Total.................... $765,000
                                                  ========

7.  SUBORDINATED DEBT

   Subordinated debt consists of the following:

                                                                                           For years ended July 31,
                                                                                           -----------------------
                                                                                           2001         2000
                                                                                             -----     ---------
Mecklenberg County, Virginia Industrial Development Authority Note; collateralized by second deed of trust on land, building and Equipment; payable in monthly installments of
  $4,644, including Interest of 7%, with a final payment of $239,193 due in June, 2001....    --     $ 266,134
Lake Country Development Corporation Note; collateralized by Second deed of trust on land, building and equipment; payable in monthly installments of $5,480, including
  interest of 5.25% Beginning on April 1, 1997 and payable in full on June 1, 2001........    --        58,459
                                                                                             -----     ---------
                                                                                              --       324,593
Less current maturities...................................................................    --      (324,593)
                                                                                             -----     ---------
Long-term portion......................................................................... $  --     $      --
                                                                                             =====     =========

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

   Future minimum payments under the capital lease are as follows:

                                                             Amount
                                                           ---------
           Fiscal years ending July 31,
           2002........................................... $  31,245
           2003...........................................    41,667
           2004...........................................    41,667
           2005...........................................    41,667
           2006...........................................    41,667
           Thereafter.....................................   570,834
                                                           ---------
              Total....................................... $ 768,747
              Less amount representing interest...........  (312,585)
                                                           ---------
              Present value of net minimum lease payments. $ 456,162
                                                           =========

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES

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

   The following table relates to options activity in 1999, 2000 and 2001 under the Plan:


                                                       Weighted average
                                             Number   Exercise price per
                                            of Shares       Share
                                            --------- ------------------
       Options outstanding at July 31, 1998  143,750        $5.95
       Granted.............................   10,000        $5.95
       Cancelled...........................       --        $  --
       Options outstanding at July 31, 1999  153,750        $5.95
       Granted.............................  146,500        $3.00
       Cancelled...........................  (10,000)       $5.95
       Options outstanding at July 31, 2000  290,250        $4.46
       Granted.............................  624,918        $1.67
       Cancelled...........................       --        $  --
       Options outstanding at July 31, 2001  915,168        $2.56
       Options exercisable at July 31, 1999   47,917        $5.95
       Options exercisable at July 31, 2000   95,833        $5.95
       Options exercisable at July 31, 2001  657,951        $2.68


   A summary of stock options outstanding and exercisable as of July 31, 2001 is as follows:


                               Options Outstanding       Options Exercisable
                          ------------------------------ --------------------
                                      Weighted
                                       Average  Weighted             Weighted
                                      Remaining Average              Average
                            Number      Life    Exercise   Number    Exercise
  Range of Exercise Price Outstanding  (years)   Price   Exercisable  Price
  ----------------------- ----------- --------- -------- ----------- --------
      $1.63 to $1.63.....   599,418      9.0     $1.63     454,868    $1.63
      $2.31 to $3.10.....   172,000      8.2     $2.97      59,333    $2.88
      $5.95 to $5.95.....   143,750      6.7     $5.95     143,750    $5.95


   The options under the Plan granted in fiscal 1999 expire in March 2008, those granted in fiscal year 2000 expire August 2, 2009 and those granted in fiscal year 2001 expire April 2010.


   The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123"), but it continues to measure compensation cost for the stock options using the intrinsic value method prescribed by APB Opinion No. 25. As allowable under SFAS 123, the Company used the Black-Sholes method to measure the compensation cost of stock options granted in 2001, 2000 and 1999 with the following assumptions: Risk-free interest rate of 6.00%, 6.00% and 5.11%, a dividend payout rate of zero, and an expected option life of ten years, respectively. The volatility is 75%. Using these assumptions, the fair value of stock options granted during fiscal 2001, 2000 and 1999 was $2.56, $2.71 and $2.57, respectively.

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES

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

   If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated in the following table:


                                               For years ended July 31,
                                           --------------------------------
                                              2001      2000        1999
                                           ---------- --------  -----------
   Net Income/(loss)
      As Reported......................... $2,218,375 $156,084  $(1,262,897)
      Pro Forma...........................  1,711,375  (12,609)  (1,345,484)
   Basic Income/(loss) per Common Share:
      As Reported......................... $     0.60 $   0.04  $     (0.34)
      Pro Forma...........................       0.46    (.003)       (0.36)
   Diluted income/(loss) per Common Share:
      As reported......................... $     0.56 $   0.04  $     (0.34)
      Pro Forma...........................       0.43   (0.003)       (0.36)


   The Company has issued and outstanding 775,000 warrants to purchase shares of Class A common stock. The warrants are exercisable at $7.50 and expire on May 6, 2003.

11.  INCOME TAXES

   The provisions for income taxes was as follows:

                                             For the years ended July 31,
                                            -----------------------------
                                               2001      2000      1999
                                            ----------  ------- ---------
     Current tax provisions (benefit):
            Federal........................ $  956,400  $39,000 $(151,800)
            State..........................    230,700   11,000   (32,400)
            IRS Examination................         --       --   214,400
                                            ----------  ------- ---------
        Current provision for income taxes.  1,187,100   50,000    30,200
                                            ----------  ------- ---------
     Deferred Tax..........................    (94,000)  48,100  (349,900)
                                            ----------  ------- ---------
     Total provision on income taxes....... $1,093,100  $98,100 $(319,700)
                                            ==========  ======= =========

   During 1999, the IRS examined the tax returns for Sherwood Brands, Inc. and Sherwood Brands Overseas, Inc. for the tax years ended July 31, 1995 to July 31, 1997. The IRS proposed an adjustment, which the Company contests. The Company does not agree with the IRS position and is currently considering what actions it will take in the future to argue the case.

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES

   The tax effects of the significant temporary differences, which comprised the deferred tax assets and liabilities, were as follows:

                                                         For the years ended July 31,
                                                         ---------------------------
                                                            2001           2000
                                                          ---------      ---------
 Deferred tax assets
    Purchase price allocation of fixed assets............ $ 167,000      $ 223,000
    Officers salary payable..............................    21,000         13,000
    Allowance for doubtful accounts and customer credits.   100,000        118,000
    Inventory obsolescence reserve.......................   257,000        110,000
    Other................................................    47,000         36,000
                                                          ---------      ---------
        Total deferred tax assets........................   592,000        500,000
                                                          ---------      ---------
 Deferred tax liabilities
    Accumulated depreciation.............................  (411,000)      (332,000)
    Purchase price allocation of inventory...............        --        (41,000)
    Accounts receivable service costs....................        --        (40,000)
    Settlement receivable................................        --             --
                                                          ---------      ---------
        Total deferred tax liabilities...................  (411,000)      (413,000)
                                                          ---------      ---------
 Net deferred tax asset (liability)...................... $ 181,000      $  87,000
                                                          =========      =========
 Net current deferred tax asset.......................... $ 425,000      $ 196,000
                                                          =========      =========
 Net long-term deferred tax asset (liabilities).......... $(244,000)     $(109,000)
                                                          =========      =========

   The following summary reconciles taxes at the federal statutory rate with recorded tax expense (benefit):

                                                               For the years ended July 31,
                                                              ------------------------------
                                                                 2001       2000      1999
                                                              ----------  -------  ---------
Income taxes at statutory rate
Increase (decrease) in taxes resulting from:................. $1,125,900  $86,400  $(538,000)
   Effect of untaxed income from foreign subsidiary..........    (22,500)  (4,200)    40,000
   IRS Examination...........................................         --       --    214,400
   State and local taxes, net of federal income tax benefits.    120,500       --         --
   State, net operating losses and credits used..............   (136,700)  11,000    (79,000)
   Other.....................................................      5,900    4,900     42,900
                                                              ----------  -------  ---------
       Total provision (benefit for taxes)................... $1,093,100  $98,100  $(319,700)
                                                              ==========  =======  =========

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

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES

   Future minimum rental commitments under operating leases as of July 31, 2001 are summarized in the following table:

                                               Amount
                                             ----------
                        Years Ended July 31,
                           2002............. $  704,119
                           2003.............    711,126
                           2004.............    212,850
                           2005.............    115,916
                           2006.............    115,916
                           Thereafter.......    361,296
                                             ----------
                               Total........ $2,221,223
                                             ==========

   The Company is currently negotiating a renewal lease on its properties in Rhode Island.

   The Company has entered into employment agreements with the Chief Executive Officer, Executive Vice President-Finance and Secretary, and the Executive Vice President--Marketing and Product Development and Treasurer. The agreements were renewed and amended on August 1, 2001.

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

15.  CONCENTRATION OF CREDIT RISK AND EXPORT SALES


   The Company has a variety of customers, including mass merchandisers, drug stores and grocery stores throughout the United States and abroad. For the year ended July 31, 2001 two customers accounted for approximately 27% and 14% of the Company's net sales. For the year ended July 31, 2000 one of these customer accounted for approximately 15% of the Company's total net sales. The Company had sales to customers in Canada which represent 0.7%, 1.4% and 4.4% of net sales in fiscal 2001, 2000 and 1999, respectively.


16.  PRE-PRODUCTION COSTS


   During the year ended July 31, 2001 and 2000 the Company did not incur any pre-production costs. During the year ended July 31, 1999, the Company incurred $213,112 costs relating to the development of its production facilities for its Demitasse(R) and candy product lines in Chase City, VA. These costs primarily consist of assembly salaries, sub-contract labor, and direct labor.


17.  ADVERTISING COSTS

   Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were $979,691, $716,436 and $698,498 for the years ended July 31, 2001, 2000 and 1999, respectively.

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES

18.  ACCRUED EXPENSES

   Accrued expenses consist of the following:

                                               July 31,
                                          -------------------
                                            2001      2000
                                          --------- ---------
                  Payroll................   311,744   330,160
                  Payroll benefits.......   201,071   176,722
                  Bonuses................   500,000        --
                  Professional fees......    75,000    68,250
                  Commissions............    42,500    99,392
                  Inventory costs........   162,084   139,985
                  Personal property taxes   136,107   122,884
                  Water and sewer........    41,481    54,937
                  Other..................    88,355    40,605
                                          --------- ---------
                     Total............... 1,558,342 1,032,935
                                          ========= =========

19.  QUARTERLY DATA

   Summary quarterly results were as follows:

                                                      Quarter
                                  ----------------------------------------------
Year 2001                            First      Second       Third      Fourth
---------                         ----------- ----------- ----------- ----------
Net Sales........................ $19,733,398 $20,823,008 $14,010,737 $3,749,573
Gross Profit.....................   6,201,022   6,380,230   3,007,557    931,723
Net Income (loss)................   1,486,118     938,497     296,563   (502,803)
Basic earnings (loss) per share.. $      0.40 $      0.25 $      0.08 $    (0.13)
Diluted earnings (loss) per share $      0.39 $      0.24 $      0.08 $    (0.15)

                                                       Quarter
                                  ------------------------------------------------
Year 2000                            First       Second       Third       Fourth
---------                         ----------- -----------  -----------  ----------
Net Sales........................ $12,865,846 $10,161,858  $14,365,353  $4,711,588
Gross Profit.....................   3,969,429   2,819,716    2,415,515     716,100
Net Income (loss)................   1,206,989    (127,705)    (186,517)   (736,683)
Basic earnings (loss) per share.. $      0.33 $     (0.03) $     (0.05) $    (0.21)
Diluted earnings (loss) per share $      0.33 $     (0.03) $     (0.05) $    (0.21)


   The Company's sales and net income historically are greater during the first and second quarters of the fiscal year relative to the third and fourth quarters due to sales associated with major holidays celebrated during these periods.

                                 Exhibit Index


Exhibit No.  Description
-----------  -----------

   10.20      Loan and Security Agreement between the Registrant and First Union National Bank, dated
              June 12, 2001.