Form 10-K
period 2002-07-31
SHERWOOD BRANDS INC
filed 2002-10-29
CIK 1053178

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-K

                                  ANNUAL REPORT
                                   PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2002

                         Commission File Number: 1-14091

                                -----------------

                              SHERWOOD BRANDS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           North Carolina                             56-1349259
   (State or Other Jurisdiction of        (IRS Employer Identification Number)
            Incorporation)

                   1803 Research Blvd., Suite 201
                        Rockville, Maryland              20850
              (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (301) 309-6161

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                      Class A Common Stock, $.01 Par Value

   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of October 21, 2002 (computed by reference to the last reported sale price of the Registrant's Common Stock on the American Stock Exchange on such date) was $8,144,255.

   The number of shares outstanding of Registrant's Class A Common Stock, $.01 par value per share, as of October 21, 2002 was 2,778,375. Number of shares outstanding of Registrant's Class B Common Stock, $.01 par value per share was 1,000,000. The Class B Common Stock is not publicly traded.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Certain portions of the Registrant's definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

================================================================================

                              SHERWOOD BRANDS, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.  BUSINESS...........................................................   3

ITEM 2.  PROPERTIES.........................................................   9

ITEM 3.  LEGAL PROCEEDINGS..................................................   9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................   9

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..............................................  10

ITEM 6.  SELECTED FINANCIAL DATA............................................  10

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS............................................  12

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........  22

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................  24

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY....................  25

ITEM 11. EXECUTIVE COMPENSATION.............................................  27

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.......................................................  27

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION......................  27

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.........................................................  28

SIGNATURES..................................................................  30

                                     PART I.
Item 1.  Business

General

   Sherwood Brands, Inc. (the "Company") was incorporated in December 1982 in the state of North Carolina. Sherwood Brands, Inc. is engaged in the manufacture, marketing and distribution of a diverse line of brand name candies, cookies, chocolates and gifts. The Company manufactures jelly beans, lollipops, biscuits and soft and hard candies and assembles seasonal gift items including gift baskets for Christmas and Easter. The Company's principal branded products are COWS(TM) butter toffee candies, DEMITASSE(R) biscuits, RUGER(R) wafers, SMILE POPS(R) lollipops, STRIP-O-POPS(R) lollipops and ELANA(R) Belgian chocolates. The Company also markets, SOUR FRUIT BURST(TM) fruit-filled hard candies, as well as holiday specialty products, such as PIRATE'S GOLD COINS(R) milk chocolates for Christmas and TOKENS OF LOVE(TM) milk chocolates for Valentine's Day. The Company's marketing strategy, including its packaging of products, is designed to maximize freshness, taste and visual appeal, and emphasizes highly distinctive, premium quality products that are sold at prices that compare favorably to those of competitive products. The Company believes that all of its operations are part of the confectionery industry and it currently reports as a single industry segment.

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

   Sherwood Brands of RI, Inc. is a wholly owned subsidiary of Sherwood Brands, Inc. that was incorporated in September, 1998 in the state of Rhode Island. Sherwood Brands of RI, Inc. d/b/a E. Rosen Company manufactures hard candies and jelly beans and assembles and markets gift items and baskets to chains such as Wal-Mart, Kmart and CVS.

   Sherwood Acquisition Corporation, a wholly-owned subsidiary of the Company, was incorporated in April, 2002 in the state of Wyoming. On May 1, 2002 Sherwood Acquisition merged with and into Asher Candy Acquisition Corporation, a Wyoming corporation. Asher Candy Acquisition Corporation is a manufacturer of candy canes and other hard candies under the "Asher" name. The surviving corporation of the merger is Asher Candy Acquisition Corporation, which has changed its name to Asher Candy, Inc. The Company issued an aggregate of approximately 270,559 shares of its common stock values at $1,675,000 to the shareholders of Asher Candy Acquisition Corporation in consideration for the transaction, subject to escrows for indemnification and adjustments based on a final audit, as well as warrants exercisable for Sherwood Brands common stock valued at $108,000. Asher Candy generated no revenue from May 1, 2002 through July 31, 2002.

Market Overview

   Sales of candy and cookie products in the United States have increased significantly in recent years. According to the United States Department of Commerce, manufacturers' domestic shipments of confectionery products (excluding chewing gum) have increased from approximately $9 billion in 1990 to $23.8 billion in 2001. The Chocolate Manufacturers Association/National Confectioners Association has estimated that total retail sales of confectionery products in the United States in 2001 were approximately $24.0 billion. Despite the growth, the United States ranks only fifth in per capita candy consumption among the industrialized nations. Halloween generates the highest volume of sales($2.025 billion in sales), followed by Easter ($1.815 billion), Christmas ($1.500 billion) and Valentines Day ($1.090 billion). The Company believes that the expanding candy market in the United States presents attractive growth opportunities for its business, and is focusing on introducing new products in these holiday categories as well as achieving greater brand recognition and market penetration for all of the Company's products.

   The markets for candy and cookie products are dominated by a number of large, well capitalized corporations. In the candy market, these companies include Hershey Food Corporation, M&M Mars and Nestle S.A. The cookie and biscuit market is dominated by Nabisco, Inc., Keebler Company and Sunshine Biscuits, Inc. In addition to domestic manufacturers, foreign candy and cookie companies, such as Lindt of Switzerland, Bahlsen KG, and Storck, have established their products in United States. The Company believes that the remainder of the market is highly fragmented, with numerous manufacturers and hundreds of products and distribution channels, such as mass merchandisers, drug stores, club stores, vending companies and gourmet distributors. Management believes that the Company's experience in these markets and distribution channels, coupled with its expanded manufacturing capabilities, should enable the Company to capitalize on growth opportunities in these markets.

Products

  Internationally Manufactured Candy, Cookies and Chocolates

   Following is a description of products that the Company sells, which are purchased from third-party sources located outside of the United States:

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

   SOUR FRUIT BURST(TM) HARD CANDIES: SOUR FRUIT BURST is a line of fruit-filled hard candies that are available in a variety of flavors, are sold in 3 oz. and 12 oz. bags, and in a variety of other packages. In 2000, the Company introduced Fruit Burst Gourmet Jelly Beans.

   RUGER(R) WAFERS: RUGER wafers is a line of wafer cookie, including sugar free varieties, available in four flavors: chocolate, vanilla, lemon and coffee. The RUGER wafer cookie formula, designed by the Company, utilizes an aeration process which gives RUGER wafers its very light and delicate filling. RUGER wafers are distributed in a mylar packaging material that resists sunlight and humidity and is designed to preserve freshness and extend shelf life.

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

   ZED GUM: On July 9, 2001 the Company entered into its first distribution agreement for a non-company brand name product. Under the agreement, the Company is the exclusive distributor of Zed Gum in the United States. As the distributor of Zed Gum, the Company has the opportunity to increase its presence in the kids novelty and everyday gum market. The Company and the manufacturer of Zed Gum plan to develop products specifically for the United States including products designed and trademarked by the Company under the ZED name. The product line meets the Company's requirements for high quality, exceptional package design and value. Since the Company began marketing the product to its customers in 2001, orders for the product have steadily increased.

  Domestically Manufactured Candies and Biscuits

  Following is a description of products the Company manufactures:

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

   JELLIES: The Company manufactures pan cast soft jelly candy know as "jelly beans" or "jelly eggs". They are available in a variety of flavors, colors and sizes. Jelly candy may be packaged for individual sale or may be incorporated into one of the Company's seasonal gift basket offerings, such as those prepared for Easter sales.

   CANDY CANES: The Company manufactures a variety of packages, sizes, color and flavors, ranging from traditional peppermint canes to high-end gourmet lines. In addition, the Company manufactures premium flavor candy canes which include amaretto, merlot, Irish creme, Dutch chocolate, maraschino cherry and blueberry cheesecake.

   Assembled Holiday Gift Items and Gift Baskets

   The Company assembles a variety of custom made gift sets and gift baskets. The gift sets and gift baskets are typically designed for a particular holiday such as Christmas, Valentine's Day or Easter. The gift sets and gift baskets may contain gourmet food products, candy, novelty items or seasonal merchandise. A significant portion of the contents of the gift sets and gift baskets are assembled from components imported from China.

Suppliers

   Some of the Company's products are manufactured by third party sources to specific recipe and design specifications developed by the Company. These third party sources are located in Argentina, Austria, Belgium, Holland, Germany, Italy, and Ireland. The Company's operations require it to have production orders in place in advance of shipment to the Company's warehouses (product deliveries typically take 60 days). Generally, the Company's foreign suppliers deliver finished products free on board to a freight forwarder, cargo consolidator or directly to a seaport for ocean transport. The Company assumes the risk of loss, damage or destruction of products, although the Company maintains cargo insurance. Upon entry into the United States, the products are then transported by rail or truck to one of the six regional warehouses used by the Company.

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

   Under the terms of the Company's agreement with the manufacturer of ZED gum, there was no minimum purchase requirement during the first year. Commencing July 2002, the minimum purchase requirement became 1,000,000 Euros.

   The Company's supplier agreements require the supplier to maintain product liability insurance with the Company as an additional named insured and are generally terminable on short notice. The loss of any one supplier would not have a material adverse effect on the Company's business.

   The Company purchases the necessary ingredients and packaging materials, which are used in its products, manufactured at its Pawtucket, RI facility, New Hyde Park, NY facility and Chase City, VA production facilities from numerous third-party suppliers. These ingredients and packaging materials include flour, sugar, shortening, flavorings, butter, folding cartons, shipping cartons and wrapping film. The purchases are made on an open account basis with competitive payment terms.

   Most of the components used in the Company's line of holiday gift sets and gift baskets are assembled at its Central Falls, RI facility and are purchased from manufacturers located in Asia, principally China. In addition, the Company purchases some components from domestic sources on an open account basis.

Customers

   The Company sells its products primarily to mass merchandisers, other retail customers, grocery and drug store chains, club stores, convenience stores, specialty shops and wholesalers. The Company's mass merchandise customers include Family Dollar, Target, Dollar General, K-Mart and Wal-Mart. For the year ended July 31, 2002, Sam's Club and Wal-Mart accounted for 29% and 14% of the Company's total net sales respectively. For the year ended July 31, 2001, Sam's Club and Wal-Mart accounted for 27% and 14% of the Company's total net sales. For the year ended July 31, 2000 Wal-Mart comprised 15% of the Company's total net sales. The loss of either Sam's Club or Wal-Mart as a customer would result in a significant decrease in the Company's revenues and profits.

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

   The Company also sells its products to numerous gourmet distributors throughout the United States. These distributors in turn sell the Company's products to a wide base of gourmet stores. The Company believes that it has been able to penetrate this customer segment because of its ability to satisfy consumer demand for premium quality products at prices that are attractive to these distributors.

Distribution Channels

   The Company distributes its products throughout the United States, Puerto Rico and Canada. Net sales of the Company's products in the Canadian market accounted for less than 1% of the Company's total net sales fiscal 2002.

   The Company engages independent food and candy brokers in various regions throughout the United States for marketing to retail stores. These brokers account for a majority of the Company's sales. Food and candy brokers are paid on a commission basis (typically 5% of sales generated by them) and are generally responsible in their respective geographic markets for identifying customers, soliciting orders and inspecting merchandise on store shelves. As of July 31, 2002, the Company had arrangements with approximately 65 food and candy broker organizations. These arrangements typically prohibit the brokers from selling competing products during the term of their engagement with the Company. The Company believes that the use of brokers, enhances the quality and scope of the Company's sales operations. In addition, the use of brokers permits the Company to limit the costs associated with creating and maintaining a direct distribution network. The Company's executive officers and six regional sales managers work with the brokers on an individual basis and are responsible for managing the broker network, identifying opportunities and developing sales in their respective territories.

   The Company uses six regional bonded public warehouses that specialize in food and confectionery storage. These warehouses are selected based on proximity to the Company's customers, their ability to provide prompt customer service and their efficient and economic delivery. Generally, the Company sells its products pursuant to customer purchase orders and fills these orders from inventory within one to two days of receipt.

   Because these purchase orders are filled shortly after receipt, backlog is not material to the Company's business. Substantially all of the Company's products are delivered by common carrier.

Manufacturing and Assembly Facilities

   The Company has two manufacturing facilities and three assembly facilities.

   The Company currently manufactures hard candy, soft candy, jellies, Demitasse biscuits and COWSCARAMEL Caramel candies at its Chase City, VA facility. The Chase City facility consists of a brick building with over 100,000 square feet (including a 1,750 square foot office) situated on approximately ten acres in Southern Virginia. The facility recently had approximately 25,000 square feet added to accommodate the consolidation of the Company's Pawtucket, RI facility which was closed in May 2002. The facility is equipped with state-of-the-art equipment for the manufacture and packaging of cookie and candy products and employs approximately 240 skilled and unskilled workers. The facility is certified kosher by the Orthodox Union. The Company also has a 73,000 square foot packaging and storage facility located on approximately 15 acres in Keysville, VA. Both the Chase City and Keysville facilities have access to a supply of both skilled and unskilled labor. In addition, the Southern Virginia area in which the two plants are located, is readily accessible to common carriers, rail lines and a major seaport (Newport News).

   The Company leases approximately 411,000 square feet of improved real estate in Pawtucket and Central Falls, RI at which it assembles holiday gift items, stores inventory (397,000 square feet) and provides office space (14,000 square feet). Both Rhode Island facilities have access to both skilled and unskilled labor, and are readily accessible to common carriers, rail lines and a major seaport (Boston).

   The Company leases approximately 30,000 square feet of improved real estate in New Hyde Park, NY. The property is used for manufacturing candy canes. The location has access to both skilled and unskilled labor, and is readily accessible to common carriers and a major seaport (New York).

   In May 2000, the Company entered into a capital lease agreement with the New Bedford Redevelopment Authority to lease a 430,000 square foot building in New Bedford, MA. The facility is used for assembly and storage of components. Under the terms of the lease the Company made an initial payment of $400,000 and paid rent of $25,000 per annum for years one and two and is committed to pay $41,666.66 per annum for years three through twenty. The Company has an option to purchase the building at any time during the lease term for $1,200,000 minus any amounts of rental payments made.

   The Company's Vice President--Manufacturing Operations is responsible for the operations at the Virginia, New York and Rhode Island facilities. The Company currently employs technical and production personnel who have working knowledge of the technical and operational aspects of the Company's production equipment. The Company also employs personnel to conduct quality control testing at the facilities through on-site laboratory analysis and quality assurance inspections. The inspectors evaluate the Company's products on the basis of subjective factors such as taste and appearance. The Company monitors the efficiency of the production equipment continuously and its facilities are climate controlled where required.

Marketing, Sales and Advertising

   The Company believes that product recognition by retail and wholesale customers, consumers and food brokers is an important factor in the marketing of its products. Accordingly, the Company promotes its products and brand names through the use of attractive promotional materials, including full-color product brochures and newspaper inserts, advertising in trade magazines targeted to the mass merchandisers, vending industry, gourmet trade and gift basket markets, and participation in trade shows. For the year ended July 31, 2002, the Company spent approximately $1,127,000 on advertising and product promotion and for the years ended July 31, 2001 and 2000 the Company spent approximately $980,000 and $716,000, respectively.

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

Competition

   The Company faces significant competition in the marketing and sale of its products. The Company's products compete for consumer recognition and shelf space with candies, cakes, cookies, chocolates and other food products which have achieved international, national, regional and local brand recognition and consumer loyalty. These products are marketed by companies (which may include the Company's suppliers) with significantly greater financial, manufacturing, marketing, distribution, personnel and other resources than the Company. Certain of these competitors, such as Hershey Food Corporation, M&M Mars, Inc., Nestle, S.A., Nabisco, Inc., Keebler Company and Sunshine Biscuits, Inc., dominate the markets for candy and cookie products, and have substantial promotional budgets which enable them to implement extensive advertising campaigns. The food industry is characterized by frequent introductions of new products, accompanied by substantial promotional campaigns. Competitive factors in these markets include brand identity, product quality, taste and price. The Company's major competitors for holiday gift items and gift baskets are Houston Harvest Co., Smith Enterprises, Inc. and Wonder Treats. The Company's major competitors for Candy Canes are Bob's Candies, Inc, Spangler Candy Company, Allan Candy Company.

Trademarks

   The Company holds United States trademark registrations for the "ELANA," "RUGER", "TONGUE TATTOO", "STRIP-O-POP", "SMILE POPS" and "demitasse" names, and has filed trademark registrations for certain other names, including "COWS," and uses other names for which it has not applied for registration. The Company believes that its rights to these names are a significant part of the Company's business and that its ability to create demand for its products is dependent to a large extent on its ability to exploit these trademarks. The Company's failure to protect its trademarks and other intellectual property rights could negatively impact the value of its brand names. The Company is currently involved in a legal proceeding involving intellectual property rights. The Company is not aware of any other infringement claims or other challenges to the Company's rights to use these marks. The Company is applying for the international registration of all its trademarks.

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

Employees

   As of October 16, 2002, the Company had approximately 318 full-time employees and approximately 700 part-time or seasonal employees. Of the Company's full-time workforce, 21 are located at the Company's principal office in Rockville, MD. The Company has approximately 240 full and part-time employees in Virginia and approximately 557 full, part-time and seasonal employees in Rhode Island and Massachusetts and 200 full, part-time and seasonal employees in its New Hyde Park, NY facility. Management believes that the Company's relationship with its employees is good. The employees at the Asher Candy facility are the Company's only employees represented by labor unions under a collective bargaining agreement.

Item 2.  Properties

   The following table sets forth, with respect to properties leased and owned by the Company at July 31, 2002, the location of the property, the size of the property, the annual rent and the year in which the lease expires, if applicable, and the business use which the Company makes of such facilities:

                                Approximate
                           ---------------------
                             Square      Annual       Expiration
Address                       Feet        Rent         of Lease              Business Use
-------                    ----------  ---------   ----------------  ----------------------------
Leased Properties:
1803 Research Boulevard         5,500  $ 125,000   January 31, 2009  Executive and General Office
Rockville, MD 20850
1005 Main Street..........     14,000  $ 100,893       October 2004  General Office
Pawtucket, RI 02860
280 Rand Street...........    397,000  $ 384,667       October 2004  Assembly facility, Storage
Central Falls, RI 02863                                              And Distribution facilities
1815 Gilford Avenue            30,000  $ 271,296         March 2004  Manufacturing Plant
New Hyde Park, NY
27 Healy Street...........    430,000  $  25,000          June 2020  Assembly facility, Storage
New Bedford, MA 02745                    (Yr 1-2)                    And Distribution
                                       $  41,667
                                        (Yr 3-20)
Owned Properties:
807 South Main Street.....    100,000                                Manufacturing Plant
Chase City, VA 23924
350 Sherwood Drive........     73,000                                Assembly/Manufacturing Plant
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

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the quarter ended July 31, 2002.

                                     PART II

Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

Market Price

   The Company's Class A Common Stock is traded on the American Stock Exchange ("AMEX") (symbol: SHD). The following table shows The high and low sales prices as reported on the AMEX for the Class A Common Stock for each quarter within the last two fiscal years:

             Price Period                                   High    Low
             ------------                                   -----  -----

             Fiscal Year Ended July 31, 2001:
                First Quarter............................   $2.50  $1.50
                Second Quarter...........................   $3.25  $1.63
                Third Quarter............................   $3.26  $2.42
                Fourth Quarter...........................   $4.95  $3.00
             Fiscal Year Ended July 31, 2002:
                First Quarter............................   $7.20  $4.36
                Second Quarter...........................   $9.19  $4.90
                Third Quarter............................   $7.25  $5.45
                Fourth Quarter...........................   $6.89  $4.05

   As of October 28, 2002, there were 29 holders of record of the Class A Common Stock and one holder of record of the Class B Common Stock. The Company believes that there are more than 263 beneficial holders of its Class A Common Stock.

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

Equity Compensation Plan Information

   This table summarizes share and exercise price information about our equity compensation plans as of July 31, 2002.

                                                      Weighted average        Number of securities
                                                      exercise price of       available for future
                             Number of securities    outstanding options,    issuance under equity
     Plan Category               to be issued        warrants and rights       compensation plans
-------------------------    --------------------    --------------------    ----------------------
Equity compensation plans         1,041,118                 $2.93                   458,882
 approved by security
 holders
Equity compensation plans               ---                   ---                       ---
 not approved by security
 holders

Item 6.  Selected Financial Data

   The selected financial data set forth below have been derived from the consolidated financial statements of the Company and the related notes thereto. The statement of operations data for the five years ended July 31, 2002 and the balance sheet data as of July 31, 2002, 2001, 2000, 1999 and 1998 are derived from the consolidated financial statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants. The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and "Management Discussion and Analysis of Financial Condition and Results from Operations", which are included elsewhere herein.

For the years ended July 31,                  2002         2001         2000         1999         1998
----------------------------               -----------  -----------  -----------  -----------  -----------
Net sales..............................    $52,782,341  $58,316,716  $42,104,645  $25,299,806  $18,084,174
Cost of sales..........................     37,714,680   41,796,184   32,183,885   19,218,718   12,230,757
                                           ===========  ===========  ===========  ===========  ===========
Gross profit...........................     15,067,661   16,520,532    9,920,760    6,081,088    5,853,417
Selling, general and administrative
  expenses.............................      8,313,603    8,006,416    6,675,177    4,922,082    3,139,475
Salaries and related expenses..........      5,100,167    4,806,061    3,285,850    2,450,096    1,515,803
Non-recurring costs-moving.............        707,551           --           --           --           --
Pre-production costs...................             --           --           --      213,112      155,095
                                           ===========  ===========  ===========  ===========  ===========
Total operating expenses...............     14,121,321   12,812,477    9,961,027    7,585,290    4,810,373
                                           ===========  ===========  ===========  ===========  ===========
Income (Loss) from operations..........        946,340    3,708,055      (40,267)  (1,504,202)   1,043,044
                                           ===========  ===========  ===========  ===========  ===========
Other income (expense)
   Interest income.....................          4,881       11,182       36,016       83,258       88,870
   Interest expense....................       (468,687)    (539,971)    (434,978)    (153,832)    (222,947)
   Insurance claim, net................             --           --           --           --      102,223
   Other income (expense)..............         90,535      132,209      693,413      ( 7,821)       9,747
                                           ===========  ===========  ===========  ===========  ===========
Total other income (expense)...........       (373,271)    (396,580)     294,451      (78,395)    ( 25,455)
                                           ===========  ===========  ===========  ===========  ===========
Income (Loss) before provision
  (benefit) for taxes on income........        573,069    3,311,475      254,184   (1,582,597)   1,017,589
                                           ===========  ===========  ===========  ===========  ===========
Provision (Benefit) for taxes on
  income...............................        248,039    1,093,100       98,100     (319,700)     316,400
                                           ===========  ===========  ===========  ===========  ===========
Net income (loss)......................    $   325,030  $ 2,218,375  $   156,084  $(1,262,897) $   701,189
                                           ===========  ===========  ===========  ===========  ===========
   Net income (loss) per share
   --basic.............................    $      0.09  $      0.60  $      0.04  $     (0.34) $      0.28
   --diluted...........................           0.08         0.56         0.04        (0.34)        0.28
                                           ===========  ===========  ===========  ===========  ===========
Weighted average common shares
    outstanding
    --basic............................      3,778,375    3,700,000    3,700,000    3,700,000    2,515,205
   --diluted...........................      4,312,762    3,954,428    3,700,000    3,700,000    2,515,205

For the years ended July 31,                  2002         2001         2000         1999         1998
----------------------------               -----------  -----------  -----------  -----------  -----------
Balance Sheet Data:
   Working Capital.....................    $ 6,218,382  $ 7,485,168  $ 6,020,265  $ 6,992,533  $ 9,244,219
   Total Assets........................     31,390,954   22,804,112   20,618,891   16,575,370   15,066,358
   Total Long Term Debt................      2,266,414    1,221,162    1,755,170    1,604,526    1,870,057
   Total Liabilities...................     18,003,614   11,575,121   11,590,004    7,702,567    4,925,419
   Stockholders' Equity................     13,387,340   11,228,991    9,028,887    8,872,803   10,140,939

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

   This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described below. Investors are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in his Annual Report on Form 10-K, whether as a result of new information, future events or circumstances or otherwise.

   You should carefully consider the following risks before making an investment decision. If any of the following risks occurs, our business, financial condition or results of operations could be adversely affected. In that case, the trading price of our common stock could decline, and you might lose all or part of your investment.

   The loss of a significant customer could have an adverse effect on our business. We are dependent on a limited number of customers for a significant portion of our revenues. Sam's Club and Wal-Mart accounted for approximately 29%, 14%, respectively, of our sales year ended July 31, 2002. We do not maintain agreements with our customers and sell products pursuant to purchase orders placed from time to time in the ordinary course of business. The loss of a significant customer could have an adverse effect on our business.

   We face significant competition in the marketing and sale of our products. Our products compete for consumer recognition and shelf space with candies, cakes, cookies, chocolates and other food products which have achieved international, national, regional and local brand recognition and consumer loyalty. These products are marketed by companies (which may include our suppliers) with significantly greater financial, manufacturing, marketing, distribution, personnel and other resources than we have. Some of these competitors, such as Hershey Food Corporation, M&M Mars, Inc., Nestle, S.A., Nabisco, Inc., Keebler Company and Sunshine Biscuits, Inc., dominate the markets for candy and cookie products, and have substantial promotional budgets which enable them to implement extensive advertising campaigns. The food industry is characterized by frequent introductions of new products, accompanied by substantial promotional campaigns. If we are unable to continue to compete successfully our business could be adversely affected.

   We face various risks relating to a recent acquisition. We recently acquired the business of Asher Candy Acquisition Corporation. Asher Candy Acquisition Corporation manufactured candy canes, a product which we had no prior experience in manufacturing. If we are unable to successfully produce a quality product, and maintain or increase the customer base, our profitability could be adversely affected.

   Our success is highly dependent on consumer preferences and industry factors. The markets for candy and cookie products are affected by changes in consumer tastes and preferences and nutritional and health-related concerns. We could be subject to increased competition from companies whose products or marketing strategies address these concerns. In addition, the markets for our products may be subject to national, regional and local economic conditions which affect discretionary spending, demographic trends and product life cycles, whereby product sales increase from their introductory stage through their maturity and then reach a stage of decline over time.

   We have limited historical profitability and may not be profitable in the future. We have historically, until recently, achieved limited profitability. Our operating expenses have increased and can be expected to continue to increase in connection with any expansion activities undertaken by us, including those relating to advertising and product manufacturing. Accordingly, our profitability will depend on our ability to improve our operating margins and increase revenues from operations. Unanticipated expenses, unfavorable currency exchange rates, increased price competition and adverse changes in economic conditions could have a material adverse effect on our operating results. If we are unable to achieve significantly increased levels of revenues, our future operations may not continue to be profitable.

   We depend on our trademarks. We hold United States trademark registrations for the "ELANA," "RUGER", "TONGUE TATTOO", "STRIP-O-POP", "SMILE POPS" and "demitasse" names, and have filed trademark registrations for certain other names, including "COWS," and use other names for which we have not applied for registration. We believe that our rights to these names are a significant part of our business and that our ability to create demand for our products is dependent to a large extent on our ability to exploit these trademarks. Our failure to protect our trademarks and other intellectual property rights could negatively impact the value of our brand names. We are applying for the international registration of all of our trademarks.

   We are dependent on third party manufacturers and suppliers. We are dependent on the ability of our manufacturers to adhere to our product, price and quality specifications and scheduling requirements. Our operations require us to have production orders in place in advance of shipment to our warehouses (product deliveries typically take 60 days). Any delay by manufacturers in supplying finished products to us would adversely affect our ability to deliver products on a timely and competitive basis. In addition, raw materials necessary for the manufacture of our products at our facilities, including flour, sugar, shortening, butter and flavorings, are purchased from third-party suppliers. We do not maintain agreements with any such suppliers and we are, therefore, subject to risks of periodic price fluctuations, shortages and delays. If there is a material interruption in the availability or significant price increases for raw materials would have a material adverse effect on our operating margins.

   We face various risks relating to foreign manufacturing. During the fiscal years ended July 31, 2000, 2001 and 2002, approximately 31%, 23% and 23%, respectively, of our products were manufactured in foreign countries. We have been and will continue to be subject to risks associated with the manufacture of products in foreign countries, primarily in Argentina, Austria, Belgium, China, Holland and Ireland. These risks are material shipping delays, fluctuations in foreign currency exchange rates, customs duties, tariffs and import quotas and international political, regulatory and economic developments. We assume the risk of loss, damage or destruction of products when shipped by a manufacturer. Because we pay for some of our products manufactured outside the United States in foreign currencies, any weakening of the United States dollar in relation to relevant foreign currencies, could result in significantly increased costs to us. In addition, some products manufactured overseas are subject to import duties. Deliveries of products from our foreign manufacturers could also be delayed or restricted by the future imposition of quotas. If quotas were imposed, it is possible that we would not be able to obtain quality products at favorable prices from domestic or other suppliers whose quotas have not been exceeded by the supply of products to their existing customers.

   Our operating results fluctuate and we are subject to seasonality. Our operating results are subject to fluctuations as a result of new product introductions, the timing of significant operating expenses and customer orders, delays in shipping orders, pricing and seasonality. Our sales increase during the first and second quarters of our fiscal year, due to the holidays that occur during those quarters. During the fiscal years ended July 31, 2000, 2001 and 2002, approximately 55%, 70% and 70%, respectively, of our annual sales occurred in the first two quarters of the fiscal year. If we are unable to meet the delivery schedules of our customers during the first two quarters of our fiscal year our profitability would be adversely affected during that fiscal year.

   We are subject to government regulation. We are subject to extensive regulation by the United States Food and Drug Administration, the United States Department of Agriculture and by other state and local authorities in jurisdictions in which our products are manufactured or sold. Among other things, such regulation governs the importation, manufacturing, packaging, storage, distribution and labeling of our products, as well as sanitary conditions and public health and safety. Applicable statutes and regulations governing our products include "standards of identity" for the content of specific types of products, nutritional labeling and serving size requirements and general "Good Manufacturing Practices" with respect to manufacturing processes. Our facilities and products are subject to periodic inspection by federal, state and local authorities. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions.

   We may incur product liability claims that are not fully insured. As a manufacturer and marketer of food products, we are subject to product liability claims from consumers. We maintain product liability insurance with limits of $2,000,000 in the aggregate and $1,000,000 per occurrence (with excess coverage of $10,000,000). These insurance amounts may not be sufficient to cover potential claims and adequate levels of coverage may not be available in the future at a reasonable cost. In the event of a partially or completely uninsured successful claim against us, our financial condition and reputation would be materially affected.

   We are dependent on key personnel and the loss of these key personnel could have a material adverse effect on our success. Our success is dependent on the personal efforts of Uziel Frydman, our Chairman, President and Chief Executive Officer, Amir Frydman, our Vice President of Marketing and Christopher Willi, our Chief Financial Officer. The loss or interruption of the services of such individuals could have a material adverse effect on our business. We maintain "key-man" insurance in the amount of $1 million on the life of Mr. Uziel Frydman. Our success also depends upon our ability to hire and retain additional qualified management, marketing and other personnel. Employment and retention of qualified personnel is important due to the competitive nature of the food industry. Our failure to hire and retain qualified personnel could adversely affect our success.

   Our President and Chief Executive Officer controls our company. Mr. Uziel Frydman, President and Chief Executive Officer of our company, owns 400,000 shares of Class A Common Stock (with a right to acquire an additional 202,984 upon the exercise of options) and 1,000,000 shares of Class B Common Stock, representing, in the aggregate, approximately 43% of the outstanding Common Stock of our company and 76% of the voting control of our company, assuming that all of the warrants are exercised. Accordingly, Mr. Frydman will be able to direct the election of all of our company's directors, increase the authorized capital, dissolve, merge or sell the assets of our company, and generally direct the affairs of our company. In addition, the level of control exercised by Mr. Frydman may discourage investors from purchasing our Common Stock.

   We may issue "blank check" preferred stock that would prevent a change of control. Our Articles of Incorporation, as amended, authorize our board of directors to issue up to 5,000,000 shares of "blank check" preferred stock without stockholder approval, in one or more series and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. The issuance of shares of preferred stock in the future could, among other things, adversely affect the voting power of the holders of common stock and, under certain circumstances, could make it difficult for a third party to gain control of our company, prevent or substantially delay a change in control, discourage bids for the Common Stock at a premium, or otherwise adversely affect the market price of the Common Stock.

   We are prohibited from paying dividends. We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends is prohibited by the terms of our financing agreements.

             CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

   This prospectus contains some forward-looking statements, within the meaning of federal securities laws, about our financial condition, results of operations and business. You can find many of these statements by looking for words like "will," "should," "believes," "expects," "project," "could," "anticipates," "estimates," "intends," "may," "pro forma" or similar expressions used in this prospectus. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results or performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. The risks and uncertainties include those risks and uncertainties identified under the heading "Risk Factors" in this prospectus. Because these forward-looking statements are subject to risks and uncertainties, we caution you not to place undue reliance on these statements, which speak only as of the date of this prospectus. We do not undertake any responsibility to review or confirm analysts' expectations or estimates or to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this prospectus. Additionally, we do not undertake any responsibility to update you on the occurrence of unanticipated events which may cause actual results to differ from those expressed or implied by these forward-looking statements.

Overview

   The Company is engaged in the manufacture, marketing and distribution of a diverse line of brand name candies, cookies, chocolates and gifts. Through fiscal year ending July 31, 2001, the Company had experienced continued revenue growth. This growth was a direct result of the Company's introduction of gift items, gift baskets and new candy products. The new gift products enabled the Company to expand its customer base to include mass-merchandisers.

   With net sales growing from approximately $18 million in fiscal 1998 to over $58 million in fiscal 2001, management began to take steps to reduce costs in future years by consolidating operations and continuing to build its infrastructure. The objective was to establish new production and assembly facilities with more efficient and effective cost structures. The Company began implementing these plans during the year ended July 31, 2002.

   In February 2002, Sherwood Brands acquired some intellectual property and equipment from KR Candy Corporation, in Brooklyn, New York, for $450,000 cash. Under the Kastin brand name, the Company continues to be a manufacturer of lollipops and jellies for the mass market. The equipment was initially located in New York, but was subsequently moved in unison with the move of the Rhode Island manufacturing equipment down to the Company's Chase City, VA manufacturing facility.

   On May 1, 2002, Sherwood Acquisition merged with and into Asher Candy Acquisition Corporation, a Wyoming corporation, with operations located in New Hyde Park, NY. Asher Candy Acquisition Corporation is a manufacturer of candy canes and other hard candies under the "Asher" name. The surviving corporation of the merger is Asher Candy Acquisition Corporation, which has changed its name to Asher Candy, Inc. The Company issued approximately 270,559 shares of its common stock valued at $1,675,000 to the shareholders of Asher Candy Acquisition Corporation in consideration for the transaction, subject to escrows for indemnification and adjustments based on a final audit, as well as warrants exercisable for Sherwood Brands common stock having a fair value of $108,000. Asher Candy generated no revenue from May 1, 2002 through July 31,2002

   During the year ended July 31, 2002, the Company entered into six licensing agreements to incorporate its products into gift sets and to manufacturing of candies and wafers. The royalty rates for such licenses are from 2% to 10% of net sales and expire in range of 2 to 3 years. The products to be incorporated into the Company's gift set items are primarily for the fourth quarter and Easter selling season. The Company entered into a licensing agreement to produce everyday candies and wafers. The Company paid $121,000 in advance fees for the rights under the licensing agreements. These advance fees will be offset against any amounts due on royalties. There was no other minimum license fees under these agreements. The Company did incur minimum royalties during the year ended July 31, 2002. The Company is currently pursuing other licenses with similar terms and conditions. The Company expects to see results from the agreements beginning in the year ending July 31, 2003, but the greatest impact will occur beginning in the year ending July 31, 2004.

  The Company's Rhode Island manufacturing facility, which occupied five stories in an old building, closed on May 31, 2002. All the production equipment, together with the electrical, piping, steam and air-conditioning were disassembled and transferred to the Company's expanded Chase City, VA facility. This 75,000 square feet facility, with an additional 25,000 square feet of new constructed building, and the 73,000 square foot facility at Keysville, VA (about 20 miles from Chase City, VA), will become a single manufacturing and distribution facility under one plant management for all products produced at the Chase City facility. While the plant is expected to be fully operational by November 2002, the Company anticipates that the transition period will result in decreased sales for seasonal merchandise for the quarter ending October 31, 2002. The Company expects to regain these lost sales during the year ending July 31, 2003.

  Christmas, Easter gift sets and gift baskets are distributed at the Rhode Island and Massasusetts facilities. The Company sources product primarily from the Pacific Rim. The Company is continually looking to further reduce costs by more efficient sourcing.

Environmental Factors Affecting the Performance in the Year Ending July 31,
2003.

   After September 11, 2001, the total consumer market experienced a major slow down. As a result major chains that ordered products from the Company delayed their shipments, and kept inventory at the Company's facilities. The Company was forced to hold inventory for these chains for a period of up to twelve months. The Company expects that all the held inventory will be shipped out by the end of the first quarter of or the beginning of the second quarter of fiscal 2003 (ending January 31, 2003).

   On September 30, 2002, 29 west coast ports were shut down abruptly and remained closed as contract negotiations between dock-workers and shipping companies broke off negotiations for new contracts. The shut down occurred during the Company's peak inventory shipping period for orders for the holiday season. In mid-October 2002, the President of the United States of America signed an order under the Taft-Hartley Act to reopen the ports and put a moratorium on the strike for 60 days. The shut down will have an effect on our first quarter of shipments to our customers. A large portion of containers, which were to be received, remained either at ports or on shipping vessels on the water. In addition, empty containers were not brought back to ports in the Pacific Rim which we needed to move some of our other products. In mid-October 2002, our inventory began to be released for shipment to our facility in New Bedford, MA. A slow down by the long shore-men on shipping products is still prevalent. The first quarter revenue numbers will be impacted by the shut down and may result in a delay of sales into the second quarter of approximately $6 million. However, it is expected that all the revenue will be booked through the second quarter with no adverse results to total net sales for fiscal year 2003.

Results of Operations

 Fiscal Year Ended July 31, 2002 Compared to Fiscal Year Ended July 31, 2001

   Net Sales: Net sales for the year ended July 31, 2002 decreased to $52,782,341 from $58,316,716 , a decrease of 9.5% from the prior year. Lower sales of Jellies accounted for 5.3% of the decrease in net sales due to orders lost to competitors in a bidding auction. The Company could not justify selling product at below profitable levels to maintain this business. The remaining 4.2% decrease resulted from loss in sales of gift items. The loss in sales is particularly attributed to decreased consumer confidence and spending and the weak environment. Approximately $1.5 million in sales which were postponed will be shipped in the year ending July 31, 2003.

   Gross Profit: Gross profit for the year ended July 31, 2002 decreased to $15,067,661 from $16,520,532. The margins as a percent of sales were 28.5% and 28.3% respectively. The increase was attributable to lower raw material and finished good costs offset by increase overhead and burden, particularly in direct labor in manufacturing and purchase of repair part and shop supplies for machinery for our new acquisition of Asher Candy.

   Operating Expenses: Selling, general and administrative expenses for the year ended July 31, 2002 increased to $8,313,603 from $8,006,416 and increased to 15.8% from 13.7% as a percent of sales. The increase was largely due to an additional $98,000 general insurance costs, $26,000 in communication costs and $55,000 in facility costs (i.e., utilities, facility rents, heating oil) associated with Asher Candy facility. The Company also incurred $145,000 additional advertising expenses associated with the marketing of its licensing programs and various new gift products.

   Salaries and related expenses for the year ended July 31, 2002 increased to $5,100,167 from $4,806,061, an increase of 9.7% from the prior year. Of this increase, approximately $328,000 was due to cost of living raises for existing management and employees. During the year ended July 31 ,2002 the Company had a 18% increase in its benefits costs, primarily health insurance, which accounted for approximately $60,000 of the increase in salaries and related expenses.

   Non-recurring costs for the year ended July 31, 2002 increased to $707,551 from $0 for the prior year. The increase was due to the one-time costs relating to the move of the Rhode Island manufacturing facility to the Chase City, VA manufacturing facility.

   As a result, operating expenses increased to $14,121,321 from $12,812,477, a 4.8% increase from the prior year. The increase was attributable to $707,551 of non-recurring expenses relating to the move of the Company's manufacturing facility from Rhode Island. The increase was also attributable to an increase of $145,000 in advertising costs, an increase of $388,000 in salaries and benefits and an increase of $58,000 in travel costs.

   Income from Operations: Income from operations for the year ended July 31, 2002 decrease to $946,340 from $3,708,055, a decrease of 74.4% from prior year. The decrease was primarily attributable to the Company's $5.5 million decrease in sales from 2001 to 2002, and the $707,551 non-recurring charges associated with the move from its Rhode Island manufacturing facility to its Chase City, VA facility.

   Interest Income: Interest income for the year ended July 31, 2002 decreased to $4,881 from $11,182, a decrease of 56.3% from the prior year. The decrease was attributable to using excess funds to pay down credit facilities to minimize interest expense during the year reducing cash on hand for daily overnight investment activity.

   Interest Expense: Interest expense for the year ended July 31, 2002 decreased to $468,687 from $539,971, a decrease of 13.2% from the prior year. The decrease was due to a decline in the interest rate from 7.92% in fiscal 2001 to 4.58% in fiscal 2002. The Company's average borrowings increased from $5,500,000 in fiscal 2001 to $7,300,000 in fiscal 2002, due to increased working capital needs to purchase inventory and raw materials to support the peak seasonal needs and acquisition of Asher Candy.

   Other Income (Expense): Other income (expense) for the year ended July 31, 2002 decreased to $90,535 from $132,209, a decrease of 31.5% from the prior year. The decrease was primarily due to the receipt of a $75,000 settlement in a trademark infringement suit the Company initiated in the prior year period.

   Income Taxes: The income tax rate utilized for the years ended July 31, 2002 and 2001 was 43% and 33%, respectively. The tax rate increased due to the recognition of dividend income for income tax reporting purposes which was eliminated for financial reporting purposes. The Company recorded a tax expense of $248,039 for the year ended July 31, 2002 compared to $1,093,100 for the year ended July 31, 2001.

   Net Income: As a result of the foregoing, the Company earned net income of $325,030 in the year ended July 31, 2002 compared to net income of $2,218,375 in the year ended July 31, 2001, a 85.2% decrease.

Fiscal Year Ended July 31, 2001 Compared to Fiscal Year Ended July 31, 2000

   Net Sales: Net sales for the year ended July 31, 2001 increased to $58,316,716 from 42,104,645, a 38.3% increase from the prior year. Higher sales of gift items accounted for 8% of the increase in net sales. The remaining 30.3% increase primarily resulted from sales of new products, including Kastins candies, jelly beans and new gift items.

   Gross Profit: Gross profit for the year ended July 31, 2001 increased to $16,520,532 from $9,920,760, a 67% increase from the prior year. The margins as a percent of sales were 28% and 24% for the years ended July 31, 2001 and 2000, respectively. The improved gross profit margin was attributable to improved production efficiencies, largely associated with decreased costs of sugar which accounted for saving of approximately $800,000, or 1.4% of net sales. The introduction of new gift items with higher margin levels accounted for approximately $1,300,000, or 2.2% of net sales. The increased availability of labor in the Company's Rhode Island and Massachusetts facilities during peak seasonal needs in the second half of the year reduced costs associated with overtime and subcontract labor. Overtime and subcontract labor expense for the year ended July 31, 2001 decreased to $1,116,368 from $1,735,251 a decrease of 2% from the prior year. The reduction of overtime and subcontract labor expense was offset partially by increased number of production employees hired during the year. The impact was a decrease of approximately $500,000 from prior year period.

   Operating Expenses: Selling, general and administrative expenses for the year ended July 31 ,2001 increased to $8,006,416 from $6,675,177 and decreased to 14% from 16% as a percent of Sales from the prior year. The increase was largely due to $500,000 of additional common carrier freight, $235,000 in additional commissions, $230,000 of additional advertising expenses associated with the higher sales volume and $360,000 additional facility costs (i.e., utilities, facility rents, heating oil) associated with the Massachusetts facility.

   Salaries and related expenses for the year ended July 31 ,2001 increased to $4,806,061 from $3,285,850 an increase of 46.3% from the prior year. Of this increase, approximately $1,100,000 was due to new management employees at both the Maryland and Rhode Island facilities as well as cost of living raises for existing management . In addition, the Company recognized additional expense of $500,000 during fiscal 2001 for a company wide performance based bonus program which was payable at the end of the fiscal year based on earnings performance criteria which were achieved.

   As a result, operating expenses for the year ended July 31 ,2001 increased to $12,812,477 from $9,961,027 but decreased to 22% from 24% as a percent of sales from the prior year. The Company believes that it has put into place the infrastructure, including new management, in the areas of marketing, sales and operations to support newly expanded and growing product lines and customer base.

   Income from Operations: Income from operations for the year ended July 31, 2001 increased to $3,708,055 compared to a loss $40,267 in the prior year. The increase was mainly attributable to the Company's sustained focus on developing efficiency in its manufacturing and assembly facilities. The infrastructure put in place during the 2000 fiscal year and operational efficiencies developed led to higher sales and higher margins.

   Interest Income: Interest income for the year ended July 31, 2001 decreased to $11,182 from $36,016 a decrease of 68.9% from the prior year. The decrease was attributable to using excess funds to pay down credit facilities to minimize interest expense during the year reducing cash on hand for daily overnight investment activity.

   Interest Expense: Interest expense for the year ended July 31, 2001 increased to $539,971 from $434,978, an increase of 24.1% from the prior year. The increase was mainly due to working capital needs to purchase inventory and raw materials to support the increased volume of sales during the peak seasonal needs. The Company's average borrowings increased from $4,500,000 in fiscal 2000 to $5,500,000 in fiscal 2001. The Company's average interest rate from 7.84% in Fiscal year 2000 to 7.92% in fiscal 2001.

   Other Income/(Expense): Other income (expense) for the year ended July 31, 2001 decreased to $132,209 from $693,413, a 80.9% decrease from the prior year. The decrease was primarily due to the receipt of a $350,000 settlement in 2001 in a trademark infringement suit the Company initiated and a $75,000 insurance claim in the prior year.

   Income Taxes: The income tax rate utilized for the years ended July 31, 2001 and 2000 was 33% and 39%, respectively. The decrease in the tax rate utilized is due to the use of net operating losses and job credit carry-forwards. The Company recorded a tax expense of $1,093,100 for the year ended July 31, 2001 compared to $98,100 for the year ended July 31, 2000.

   Net Income: As a result of the foregoing, the Company earned net income of $2,218,375 for the year ended July 31, 2001 compared to net income of $156,084 for the prior year.

Financial Condition

  Assets

   Total assets increased to $31,390,954 as of July 31, 2002 from $22,804,112 as of July 31, 2001, an increase of $8,586,842, or 37.7%. This increase primarily resulted from higher prepaid expenses, increases in income tax receivables, inventory, plant, property and equipment and assets relating to the acquisition of Asher Candy. These increases were due, in part, to the increase in warehouse capacity and inventory to support future sales volume leading into next fiscal year. The increase in income taxes receivable is attributable to carryback of net operating losses related to Asher Candy.

   Current assets increased to $21,730,297 as of July 31, 2002 from $17,841,372 as of July 31, 2001, an increase of $3,888,925, or 21.8%. The increase primarily reflected increased inventories and income tax, receivables. The increase in prepaid expenses was principally due to fees related to the Company's new banking facility, an increase in prepaid rent at its Rhode Island facility and prepaid royalty fees. The increase in income tax receivable is attributable to carryback of net operating losses related to Asher Candy.

   Plant, property and equipment increased to $3.1 million as of July 31, 2002, from $1.1 million as of July 31 ,2001, an increase of $2.0 million or 181%. The increase was primarily due to capital additions for the Chase City facility of $2.2 million and $940,000 due to acquisition of Asher Candy.

  Liabilities

   Total liabilities increased to $18,003,614 as of July 31, 2002 from $11,575,120 as of July 31, 2001, increase of $6,428,494 or 55.5%. the increase primarily reflects the additional borrowing from the Company's revolving line of credit, and accounts payable associated with the acquisition of Asher Candy.

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

Liquidity and Capital Resources

     The Company's primary cash requirements have been to fund the purchase, manufacture and commercialization of its products. The Company finances its operation and manufacturing with cash flow from operations and borrowings, primarily from banks. The Company's working capital at July 31, 2002, July 31, 2001 and July 31, 2000 was $6,218,382, $7,485,168 and $6,020,265 respectively.

     In May 2001, the Company entered into a new credit facility with First Union National Bank for a $20.0 million line of credit. Interest accrues on such advances at LIBOR plus 2.35% (the rate at July 31, 2001 was 6.09%) and is payable monthly. The loan agreement expires in June 2004. Advances under the credit facility are based on a borrowing formula equal to 85% of eligible domestic accounts receivable plus 60% of eligible finished goods and 30% of eligible components inventory. Borrowings on inventory are capped based upon the Company's seasonal requirements and are limited to $9.0 million. The credit facility is also available for the issuance of letters of credit. The credit facility is collateralized by the cash and cash equivalents, accounts receivable and inventories of the Company and its wholly-owned subsidiaries. The agreement contains business and financial covenants, including, a minimum tangible net worth of $10,500,000 at July 31, 2001, a fixed charge ratio of 1.75 to 1.0 as of July 31, 2001 and a limit on capital expenditures of $1,000,000. The Company was in violation of the capital expenditure limits at July 31, 2001. The bank agreed to a waiver of the violation. At July 31, 2001, the Company was in compliance with the other two financial covenants.

     On April 30, 2002, the Company entered into the first amendment and modification to the original loan and security agreement dated May 2001. The modification increased the maximum principal amount available under the revolving line of credit to $25,000,000 from $20,000,000 and extended two additional term loans in the principal amount of $650,000 each. Advances under the line of credit remained the same as in the original agreement. The business and financial covenants requiring a minimum tangible net worth of $12,500,000 at July 31, 2002, a fixed charge ratio of 1.75 to 1.0 as of July 31, 2002 and a limit on capital expenditures of $2,000,000 were modified. The Company was in violation of the minimum tangible net worth, fixed charge ratio and unfunded capital expenditures at July 31, 2002. The bank agreed to waivers of these violations. Interest accrues on such advances at LIBOR plus 2.35% (the rate at July 31, 2002 was 4.16%) and is payable monthly. The loan agreement expires in June 2004.

     In June 1996 and May 1997, the Company borrowed $935,000 and $580,000, respectively, from Industrial Development Authority of Mecklenburg County ("IDAMC") for the acquisition and improvement of the Chase City facility and the purchase and installation of new production equipment, financed through the issuance of two series of Industrial Revenue Bonds ("IRB") (Series 1996 and Series 1997). The IRBs were backed by irrevocable letters of credit issued by Wachovia, NA . Advances on the letters of credit (which expire June 2011 and 2002, respectively) were, in turn, secured by the Company's Chase City facility and all other real and personal property of the Company pursuant to a reimbursement agreement between Wachovia and the Company.

     Under the reimbursement agreement, the Company made monthly interest and sinking fund payments to Wachovia. Annual payments to the sinking fund for the Series 1997 IRBs were due June 1 each year in the following amounts: $105,000 in 1999 and $130,000 in each of 2000, 2001 and 2002. The total monthly payments varied from month to month and were subject to variable market tax exempt interest rates (4.40% at July 31, 2002). The terms of the reimbursement agreement required, among other things, that the Company maintain certain financial ratios and adhere to certain covenants, including, without Wachovia's permission, borrowing additional funds, merging or consolidating, amending its Articles of Incorporation and repaying subordinated debt. The current loan amounts at July 31, 2002 were $0.00 for the Series 1997 IRBs and $550,000 for Series 1996 IRBs. On June 2002, the Series 1997 IRBs were paid in full.

     As part of the financing for the acquisition of the Chase City facility, in May and June 1996, the Company borrowed $400,000 to finance equipment from IDAMC and $250,000 for working capital from the Lake Country Development Corporation ("LCDC"), respectively, evidenced by two subordinated notes. On June 2001 the IDAMC and LCDC loans were paid in full.

     In the normal course of business the Company may be exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing, investing and operating transactions.

Schedule of Contractual Obligations

                                                       Payments Due by Period
                                          --------------------------------------------------
                                                       Less Than
Contractual Obligation                       Total       1 year     1-3 years  After 4 years
----------------------                    ----------- -----------  ----------- -------------
Long-Term Debt .........................  $ 1,812,000 $   444,389  $ 1,042,611  $   325,000
Capital Lease Obligation ...............      454,414      41,667      125,000      287,747
Licensing Agreements ...................      121,000      81,000       30,000           --
Operating Leases .......................    2,221,223     704,119    1 039,892      477,212
                                          ----------- -----------  -----------  -----------
Total Contractual Obligation ...........  $ 4,608,637 $ 1,271,175  $ 2,237,503  $ 1,089,959
                                          =========== ===========  ===========  ===========

Schedule of Commercial Commitments

                                                               Amount of Commitment
                                                              expiration per period
                                                      -------------------------------------
                                                      Less Than
Commercial Commitments                       Total      1 Year    1-3 years   After 4 years
----------------------                    ----------- ---------  -----------  -------------
Line of Credit (*) .....................  $25,000,000        --  $25,000,000             --
Total Contractual Obligation ..........   $25,000,000        --  $25,000,000             --

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

Cash Flows:

     Cash Used in Operating Activities: Net cash used from operating activities for the year ended July 31, 2002 and 2001, respectively was $478,710 compared to cash provided of $1,618,667. The increase in cash used by operating activities was due primarily to increases in inventory, accrued expenses, income tax receivable, accounts receivable offset by decreases in net income and income taxes payable.

     Net cash provided from operating activities for the year ended July 31, 2001 and 2000, respectively was $1,618,667 compared to cash used of $986,660 in the prior comparable period. The decrease in cash used by operating activities was due primarily to decreases in accounts payable and accounts receivable which were offset by the increase in inventory, income tax receivable and purchasing activity as well as the increases in net income, taxes payable and accrued expenses. The increase in inventory was due to higher finished goods of approximately $1,300,000 and greater raw materials of approximately $700,000.

     Net Cash Used in Investing Activities: Net cash used in investing activities increased to $2,161,005 for the year ended July 31, 2002 from $1,064,259, primarily due to equipment purchases and capital improvements for the Company's move of its manufacturing facility in Rhode Island to its Chase City facility and the asset acquisition of Asher Candy.

Net cash used in investing activities increased to $1,064,258 for the year ended July 31, 2001 from $905,254, primarily due to equipment purchases and capital improvements for the Company's new location in New Bedford, Massachusetts.

     Net Cash Used by Financing Activities: Net cash provided by financing activities was $2,963,767 compared to cash used of $810,711 in prior period primarily due to reliance on borrowings on the Company's line of credit to finance working capital needs and payoff of working operating facility with acquisition of Asher Candy. At July 31, 2002 and 2001, the Company had borrowed $8,203,971 and $3,842,297 under the line of credit and had no letters of credit outstanding.

     The Company has availability of approximately $17,000,000 of its $25,000,000 line of credit to meet additional seasonal needs to purchase and manufacture inventory and meet other working capital needs.

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

     Principal payments for the Company's long term debt for the year ended July 31, 2002 and 2001 were $254,748 and $534,000 respectively. The Company believes that cash provided by operations will be sufficient to finance its operations and fund debt service requirements.

     The Company anticipates that its material capital expenditures for the next 12 months will consist of improvements to the Company's manufacturing facilities of approximately $1,000,000. In addition, the Company will continue to explore opportunities to expand the Company's business, including possible acquisitions, although the Company has no current agreements or commitments and is not currently engaged in any material negotiations with respect to specific acquisitions. The Company believes that cash provided from operations and available borrowing capacity will be sufficient to fund these expenditures.

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

Significant Accounting Policies and Estimates

     The Company's preparation of financial statements in conformity with accounting principals generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that effect amounts reported in the accompanying financial statements and related notes. In preparing these financial statement, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

     The Company provides an allowance for uncollectible accounts receivable based on experience. The Company considers the following factors in developing an estimate of its allowance for non-payment and the overall economic environment. Although it is reasonably possible that management's estimate of uncollectible accounts could change in the near future, management is not aware of any events that would result in a change to its estimates which would be material to the Company's financial position or results from operations. At July 31, 2002 and 2001, respectively, the Company had an allowance for doubtful accounts of approximately $126,000 and $189,000.

     The Company provides an allowance for slow moving inventory based on experience and aging of products. The Company considers the following factors in developing an estimate of its allowance for non-moving of inventory and the overall economic environment. Although it is reasonably possible that managements estimate of slow moving inventory could change in the near future, management is not aware of any events that would result in change to its estimates which would be material to the Company's financial position or results from operations. At July 31, 2002 and 2001, respectively, the Company had an allowance for slow moving inventory of approximately $700,800 and $700,000.

     Goodwill represents the excess of consideration over the net assets acquired resulting from acquisitions of companies accounted for by the purchase method. The Company utilizes the annual evaluation as required by SFAS 142. At each Balance Sheet date, management evaluates the recoverability of the goodwill and reviews goodwill and other ling-lived assets for impairment. As of July 31, 2002 there was no impairment loss.

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

     In the fourth quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) at the time it executed a foreign exchange forward contract to purchase 766,000 Euros. In accordance with SFAS 133, as amended, the Company marked the contract to market as of July 31, 2002 and recorded the loss, net of tax, of $18,270 in other comprehensive income since the Company designated the contract as a cash flow hedge. The Company recorded a loss of $31,139 in other comprehensive income as of July 31, 2002 related to a similar forward exchange contract.

Seasonality and Cylicality; Fluctuation in Quarterly Operating Results

     The Company has experienced and expects to continue variability in revenues and net income from quarter to quarter as a result of seasonality that may accompany private or public sector budget cycles. Sales of the Company's products have historically been higher in the first and second quarters as a result of patterns of capital spending by our customers.

     The Company also believes that the Confectionary industry is influenced by general economic conditions and particularly by the level of change. Increase levels of change can have a favorable impact on the Company's revenues. The Company also believes that industry tends to experience periods of decline and recession during economic downturns. The industry could sustain periods of decline in revenues in the future, and any decline may have a material adverse effect on the Company.

     The Company could in the future experience quarterly fluctuations in operating results due to the factors described above and other factors, including short-term nature of certain client commitments; patterns of capital spending by customers; loss of a major client; seasonality that may accompany private or public budget cycles; pricing changes in response to various competitive factors; market factors affecting availability of qualified personnel and general economic conditions.

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

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued and establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed." SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt the Statement August 1, 2002.

Item 8.  Financial Statements

     The following consolidated financial statements of the Company and Subsidiaries and the report of independent certified public accountants thereon are set forth on pages 32 through 54 hereof.

                                    PART III.

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

Directors and Executive Officers

     The following are the directors and executive officers of the Company, as well as certain other key employees of the Company:

  Name                      Age Position
  ----                      --- --------

  Uziel Frydman ..........  66  Chairman, President and Chief Executive Officer
  Amir Frydman ...........  40  Director, Treasurer and Executive Vice
                                  President--Marketing and Product Development
  Christopher J. Willi ...  42  Chief Financial Officer and Secretary
  Douglas A. Cummins .....  60  Director
  Jean E. Clary ..........  59  Director
  Guy Blynn ..............  55  Director
  Eric A. Richman(1) .....  52  Vice President--Operations
  Paul J. Splitek(1) .....  53  Vice President--Sales
  Arthur Wlodarski(1) ....  46  Vice President--Purchasing

--------
(1) Messrs. Richman, Woldarski and Splitek are key employees, but not executive officers of the Company.

     Uziel Frydman has been the President and Chief Executive Officer of the Company and each of its subsidiaries since inception. Mr. Frydman has served as the Chairman of the Board of Directors of the Company since December 1997. Mr. Frydman served as Director of Marketing and Planning Sciences at R.J. Reynolds Tobacco Company from 1977 to 1980, and prior to that, as Manager, Planning and Operations Improvement at Lever Brothers Company from 1971 to 1977. He also served as Projects Manager at Sperry & Hutchinson Company and as an independent consultant to local governments in Turkey, Burma and Sierra Leone from 1962 to 1965. Mr. Frydman was an adjunct professor at the Graduate School of Business at Rutgers University from 1970 to 1975. Mr. Frydman earned a Masters of Business Administration, Management Science degree from Case Western Reserve University in 1968 and a Bachelor of Science degree in Civil Engineering from Technion Institute of Technology, Haifa, Israel in 1960. Mr. Frydman is the father of Amir Frydman.

     Amir Frydman has been a director of the Company and has served as Treasurer and Executive Vice President--Marketing and Product Development since 1985. Prior to joining the Company, Mr. Frydman was Commercial Branch Manager at NCNB National Bank of Florida, from 1984 to 1985. Mr. Frydman earned a Bachelor of Arts degree from the University of North Carolina in 1983. Mr. Frydman is the son of Uziel Frydman.

     Christopher J. Willi has been Chief Financial Officer since May 2001. Mr. Willi has over 19 years of financial and operational experience. From 1998 until joining Sherwood Brands, Mr. Willi was Chief Financial Officer of CynterCorp, a global IT service business. From 1992 to 1998, Mr. Willi was Corporate Controller of PGI, Inc., a global communication services company, where he directed more than a dozen acquisitions. Prior to that he was Director of Finance for National Trade Productions, Inc and a Asset Manager with a unit of Canadian Pacific Corporation. Before that he was with Arthur Andersen & Co., where he worked in the audit and consulting practice. Mr. Willi earned his J.D. from Southern Methodist University Law School and his B.S. in accounting and finance from the University of Utah.

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

     Guy M. Blynn has served as Vice President and Deputy General Counsel of R.J. Reynolds Tobacco Company, a manufacturer and distributor of cigarettes, since October 1989. From 1982 to 1990, Mr. Blynn was a member of the board of directors of the International Trademark Association. From 1980 to 1993, Mr. Blynn was a member of the Adjunct Faculty at Wake Forest University School of Law teaching Unfair Trade Practices. Mr. Blynn currently sits on the board of directors of the Winston-Salem Urban League and the Anti-Defamation League. Mr. Blynn earned a Juris Doctorate degree from Harvard Law School in 1970 and a Bachelor of Science degree in economics with a major in accounting from University of Pennsylvania in 1967.

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

Item 11.  Executive Compensation

     Information concerning the Executive Compensation of the Company is hereby incorporated by the reference from the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before November 29, 2002.

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

Item 13.  Certain Relationships and Related Transactions

     Information concerning Certain Relationships and Related Transactions of the Company is hereby incorporated by reference from the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before November 29, 2002.

                                    PART IV.

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K

     (a) 1. Financial Statements. The following financial statements, related notes and the Report of Independent Auditors, are included in response to Item 8 hereof.

                   Index to Consolidated Financial Statements

                                                                                                         Page
                                                                                                       --------
Report of Independent Auditors .....................................................................      33
Consolidated Balance Sheets at July 31, 2002 and 2001 ..............................................      34
Consolidated Statements of Operations for the years ended July 31, 2002, 2001 and 2000 .............      35
Consolidated Statements of Shareholders' Equity for the years ended July 31, 2002, 2001 and 2000 ...      36
Consolidated Statements of Cash Flows for the years ended July 31, 2002, 2001 and 2000 .............      37
Summary of Accounting policies .....................................................................   38 to 42
Notes to Consolidated Financial Statements .........................................................   43 to 54
Schedule II--Valuation and Qualifying Accounts .....................................................      32

     Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

     (b) Reports on Form 8-K

         None

     (c) Exhibits

Number                                              Description
------                                              -----------
 3.1   Articles of Incorporation, as amended, of the Registrant. (1)

 3.2   Bylaws, as amended, of the Registrant.(1)

 4.1   Form of Registrant's Class A Common Stock Certificate.(2)

 4.2 Form of Underwriter's Warrant Agreement, including Form of Warrant Certificate.(2)

 4.3 Form of Public Warrant Agreement among the Registrant, Paragon Capital Corporation, as Underwriter and Continental Stock Transfer & Trust Company, as Warrant Agent.(2)

 4.4   Form of Registrant's Public Warrant Certificate.(2)

10.1 Amended and Restated Reimbursement Agreement between Central Fidelity National Bank and the Registrant, dated as of May 1, 1997.(1)

10.2 Loan Agreement between Industrial Development Authority of Mecklenburg County, Virginia and the Registrant, dated as of May 1, 1997.(1)

10.3 Irrevocable Letter of Credit dated May 15, 1997 issued on behalf of the Registrant to the Trustee for the holders of Industrial Revenue Bonds (Series 1997) issued by the Industrial Development Authority of Mecklenburg County, Virginia.(1)

10.4 Amended and Restated Credit Line Deed of Trust and Security Agreement, among the Registrant and Trustees, for the benefit of Central Fidelity National Bank dated May 1, 1997.(1)

10.5 Pledge and Security Agreement between the Registrant and Central Fidelity National Bank, dated as of May 1, 1997.(1)

10.6 Guaranty between Uziel Frydman, the Registrant and Central Fidelity National Bank, dated as of May 1, 1997.(1)

10.7 Loan Agreement between Industrial Development Authority of Mecklenburg County, Virginia and the Registrant, dated as of June 1, 1996.(1)

10.8 Irrevocable Letter of Credit dated June 20, 1996 issued on behalf of the Registrant to the Trustee for the holders of Industrial Revenue Bonds (Series 1996) issued by the Industrial Development Authority of Mecklenburg County, Virginia.(1)

10.9 Pledge and Security Agreement between the Registrant and Central Fidelity National Bank, dated as of June 1, 1996.(1)

Number                                              Description
------                                              -----------
10.10 Company Loan Agreement between the Industrial Development Authority of Mecklenburg County, Virginia Loan Agreement through the Virginia Small Business Financing Administration and the Registrant, dated as of June 20, 1996.(1)

10.11 Revolving Loan Fund Agreement between the Registrant and Lake Country Development Corporation, $250,000 Promissory Note to Lake Country Development Corporation, Guaranty of Note by the Registrant and Uziel Frydman, and Deed of Trust between the Registrant and Trustee for Lake Country Development Corporation, all dated May 15, 1996.(1)

10.12 Loan Agreement, Promissory Note, and Security Agreement between the Registrant and First Union National Bank, all dated November 29, 1996, and Guaranty between Uziel Frydman and First Union, dated November 29, 1996.(1)

10.13 Promissory Note issued to Ilana Frydman by the Registrant, dated August 28, 1991.(1)

10.14 Lease, as amended, for the Registrant's Rockville offices, executed November 30, 1992.(1)

10.15   1998 Stock Option Plan.(2)

10.16 Employment Agreement between Registrant and Uziel Frydman, dated May 6, 1998.(2)

10.17 Form of Employment Agreement between Registrant and Anat Schwartz, dated May 6, 1998.(2)

10.18 Form of Employment Agreement between Registrant and Amir Frydman, dated May 6, 1998.(2)

10.19 Receiver's Bill of Sale by Allen M. Shine, as receiver of E. Rosen Company, dated September 24, 1998.(3)

10.20 Loan and Security Agreement between the Registrant and First Union National Bank, dated June 12, 2001.(4)

10.21 First Amendment to Loan and Security Agreement between the Registrant and Wachovia Bank, National Association, dated April 30, 2001.
        (filed herewith)


21.1    Subsidiaries of the Registrant.(filed herewith)

23.1    Consent of BDO, LLP

99.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.(filed herewith)

99.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.(filed herewith)

--------
(1) Incorporated herein by reference to the Company's Registration Statement on Form SB-2, dated as of January 21, 1998 (Registration No. 333-44655)

(2) Incorporated herein by reference to Amendment No. 2 to the Company's Registration Statement on Form SB-2, dated as of May 4, 1998 (Registration No. 333-44655)

(3) Incorporated herein by reference to the Company's Current Report on Form 8-K, dated as of October 9, 1998.

(4) Incorporated herein by reference to the Registrant's Ammedment No.1 to the Registration Statement on Form 3-3/A, dated as of September 2002 (registration No. 333-92012).

                                  SIGNATURES

   Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

Date: October 29, 2002


                                            SHERWOOD BRANDS, INC.

                                            By:      /s/  UZIEL FRYDMAN
                                                ------------------------------
                                                        Uziel Frydman
                                                President and Chief Executive
                                                           Officer

                                            By:       /s/  AMIR FRYDMAN
                                                ------------------------------
                                                        Amir Frydman
                                                  Executive Vice President,
                                                   Treasurer and Director

                                            By:       /s/  CHRISTOPHER J. WILLI
                                                -------------------------------
                                                        Christopher J. Willi
                                                  Chief Financial Officer,
                                                  Secretary

                                             By:       /s/  DOUGLAS A. CUMMINS
                                                ------------------------------
                                                         Douglas A. Cummins
                                                  Director

                                            By:       /s/  JEAN CLARY
                                                ------------------------------
                                                        Jean Clary
                                                  Director

                                            By:       /s/  GUY BLYNN
                                                ------------------------------
                                                        Guy Blynn
                                                  Director

                        CERTIFICATE PURSUANT TO 18 U.S.C.
                                  SECTION 1350
                      AS ADOPTED PURSUANT TO SECTION 906 OF
                         THE SARBANES-OXLEY ACT of 2002

I, Uziel Frydman, Chairman of the Board, President and Chief Executive Officer of Sherwood Brands, Inc. (Sherwood), certify that:

     I have reviewed this annual report on Form 10-K of Sherwood;

     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Sherwood as of, and for, the periods presented in this annual report.

Date:  October 29, 2002

                                                     /s/  UZIEL FRYDMAN
                                                  -----------------------------
                                                          Uziel Frydman
                                                  President and Chief Executive
                                                     Officer

I, Christopher J. Willi, Chief Financial Officer of Sherwood Brands, Inc. (Sherwood), certify that:

     I have reviewed this annual report on Form 10-K of Sherwood;

     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Sherwood as of, and for, the periods presented in this annual report.

Date:  October 29, 2002

                                              By:      /s/  CHRISTOPHER J. WILLI
                                                 -------------------------------
                                                        Christopher J. Willi
                                                  Chief Financial Officer,
                                                   Secretary

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'

                         ON FINANCIAL STATEMENT SCHEDULE


Sherwood Brands, Inc.

     The audits referred to in our report to Sherwood Brands, Inc. dated October 21, 2002 which is contained in this form 10-K, include the audit of the financial statement schedule listed in the accompanying index for each of the three years in the period ended July 31, 2002. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on the audits.

     In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.
                                        BDO SEIDMAN, LLP


Washington, D.C.


October 25, 2002


SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                       Balance Beginning  Charged To Costs                Balance At End
Description                                Of Period        And Expenses     Deduction      Of Period
-----------                            -----------------  ----------------   ---------    --------------
Year ended July 31, 2000
   Allowance for doubtful accounts...      $ 67,946           $201,293       $(154,239)      $115,000
   Allowance for customer credits ...      $119,976           $120,096       $      --       $240,072
Reserve for slow moving inventory ...      $295,141           $ 19,918       $      --       $315,059
Year ended July 31, 2001
   Allowance for doubtful accounts...      $115,000           $272,290       $(198,690)      $188,600
   Allowance for customer credits ...      $240,072           $     --       $(156,533)      $ 83,539
Reserve for slow moving inventory ...      $315,059           $385,369       $      --       $700,428
Year ended July 31, 2002
   Allowance for doubtful accounts...      $188,600           $227,811       $(290,239)      $126,172
   Allowance for customer credits ...      $ 83,539           $     --       $  (1,960)      $ 81,579
Reserve for slow moving inventory ...      $700,428           $    399       $      --       $700,827

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
Sherwood Brands, Inc.

We have audited the accompanying consolidated balance sheets of Sherwood Brands, Inc. and Subsidiaries as of July 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sherwood Brands, Inc. and Subsidiaries at July 31, 2002 and 2001 and the results of its operations and cash flows for each of the three years in the period ended July 31, 2002 in conformity with accounting principals generally accepted in the United States of America.

                                                     BDO SEIDMAN, LLP

Washington, D.C.
October 25, 2002

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

For the years ended July 31,                                                        2002              2001
----------------------------                                                     -----------      -----------
                                Assets
Current assets
   Cash and cash equivalents .................................................   $   709,247      $   385,195
   Accounts receivable, less allowance of $126,000 and $189,000 ..............     2,547,452        1,977,093
   Inventory .................................................................    15,956,145       14,709,515
   Income taxes receivable ...................................................     1,555,078               --
   Other current assets ......................................................       450,375          344,568
   Deferred taxes on income ..................................................       512,000          425,000
                                                                                 -----------      -----------
Total current assets .........................................................    21,730,297       17,841,371
Net property and equipment ...................................................     7,350,488        4,906,350
Goodwill .....................................................................     2,001,330               --
Other assets .................................................................       308,839           56,391
                                                                                 -----------      -----------
Total Assets .................................................................   $31,390,954      $22,804,112
                                                                                 ===========      ===========

                 Liabilities and Stockholders' Equity
Current liabilities
   Line of credit ............................................................   $ 8,203,971      $ 3,842,297
   Current portion of long-term debt .........................................        90,000          215,000
Current portion of subordinated debt .........................................            --               --
   Current portion of capital lease obligation ...............................        15,718           31,245
   Accounts payable ..........................................................     5,833,301        3,986,845
   Accrued expenses ..........................................................     1,368,928        1,558,342
   Income taxes payable ......................................................            --          722,474
                                                                                 -----------      -----------
Total current liabilities ....................................................    15,511,918       10,356,203
Long-term debt ...............................................................     1,722,000          550,000
Capital lease obligation .....................................................       438,696          424,917
Deferred taxes on income .....................................................       331,000          244,000
                                                                                 -----------      -----------
Total Liabilities ............................................................    18,003,614       11,575,120
                                                                                 ===========      ===========
Commitments and Contingencies
Stockholders' equity
   Preferred stock, $.01 par value, 5,000,000 shares authorized;
     no shares issued or outstanding .........................................            --               --
   Common stock, Class A, $.01 par value, 30,000,000 shares authorized,
     2,986,809 and 2,700,000 issued and outstanding ..........................        29,869           27,000
   Common stock, Class B, $.01 par value, 5,000,000 shares Authorized,
     1,000,000 shares issued and outstanding .................................        10,000           10,000
Additional paid-in-capital ...................................................     9,816,856        7,973,538
Retained earnings ............................................................     3,561,754        3,236,724
Accumulated other comprehensive income (loss) ................................       (31,139)         (18,270)
                                                                                 -----------      -----------
Total Stockholders' Equity ...................................................    13,387,340       11,228,992
                                                                                 -----------      -----------
Total Liabilities and Stockholders' Equity ...................................   $31,390,954      $22,804,112
                                                                                 ===========      ===========

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                     SHERWOOD BRANDS, INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For years ended July 31,
                                                     -------------------------------------
                                                         2002         2001         2000
                                                     -----------  -----------  -----------
 Net sales ........................................  $52,782,341  $58,316,716  $42,104,645
 Cost of sales ....................................   37,714,680   41,796,184   32,183,885
                                                     -----------  -----------  -----------
 Gross profit .....................................   15,067,661   16,520,532    9,920,760
 Selling, general and administrative
   expenses .......................................    8,313,603    8,006,416    6,675,177
 Salaries and related expenses ....................    5,100,167    4,806,061    3,285,850
 Non-recurring costs-moving .......................      707,551           --           --
                                                     -----------  -----------  -----------
 Total operating expenses .........................   14,121,321   12,812,477    9,961,027
                                                     -----------  -----------  -----------
 Income (loss) from operations ....................      946,340    3,708,055      (40,267)
                                                     -----------  -----------  -----------
 Other income (expense)
    Interest income ...............................        4,881       11,182       36,016
    Interest expense ..............................     (468,687)    (539,971)    (434,978)
    Other income (expense) ........................       90,535      132,209      693,413
                                                     -----------  -----------  -----------
 Total other (expense) income .....................     (373,271)    (396,580)     294,451
                                                     -----------  -----------  -----------
 Income before provision
             for taxes on income ..................      573,069    3,311,475      254,184
                                                     -----------  -----------  -----------
 Provision for taxes on
   income .........................................      248,039    1,093,100       98,100
                                                     -----------  -----------  -----------
 Net income .......................................  $   325,030  $ 2,218,375  $   156,084
                                                     ===========  ===========  ===========
 Net Income per share
    --basic .......................................  $      0.09  $      0.60  $      0.04
    --diluted .....................................         0.08         0.56         0.04
                                                     ===========  ===========  ===========
 Weighted average common shares
   outstanding
    --basic .......................................    3,778,375    3,700,000    3,700,000
    --diluted .....................................    4,312,762    3,954,428    3,700,000

    See accompanying summary of accounting policies and notes to consolidated financial statements.

                          SHERWOOD BRANDS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              Common Stock
                               ----------------------------------------------                            Accumulated
                                        Class A           Class B               Additional                  Other
                               ------------------------ ---------------------    Paid-In       Retained  Comprehensive
                                  Shares       Amount     Shares      Amount     Capital       Earnings  Income (Loss)     Total
                               -----------  ----------- ----------  ---------  -----------   ----------- -------------  -----------
Balance, at July 31, 1999 ....   2,700,000  $    27,000  1,000,000  $  10,000  $ 7,973,538   $   862,265 $        --    $ 8,872,803
Net Income....................          --           --         --         --           --       156,084          --        156,084
                               -----------  ----------- ----------  ---------  -----------   ----------- -----------    -----------
Balance, at July 31, 2000 ....   2,700,000       27,000  1,000,000     10,000    7,973,538     1,018,349          --      9,028,887
Foreign currency (loss) ......          --           --         --         --           --            --     (18,270)            --
Net income ...................          --           --         --         --           --     2,218,375          --             --
Comprehensive income .........          --           --         --         --           --            --          --      2,200,105
                               -----------  ----------- ----------  ---------  -----------   ----------- -----------    -----------
Balance, at July 31, 2001 ....   2,700,000       27,000  1,000,000     10,000    7,973,538     3,236,724     (18,270)    11,228,992
Foreign currency (loss) ......          --           --         --         --           --            --     (12,869)            --
Exercise of stock options ....      16,250          163         --         --       40,931            --          --             --
Vesting restricted stock .....          --           --         --         --       19,401            --          --             --
Issued stock Acquisition .....     270,559        2,706         --         --    1,674,760            --          --             --
Warrants issued Acquisition ..          --           --         --         --      108,226            --          --             --
Net income ...................          --           --         --         --           --       325,030          --             --
Comprehensive income .........          --           --         --         --           --            --          --      2,158,348
                               -----------  ----------- ----------  ---------  -----------   ----------- -----------    -----------
Balance, at July 31, 2002 ....   2,986,809  $    29,869  1,000,000  $  10,000  $ 9,816,856   $ 3,561,754 $   (31,139)   $13,387,340
                               ===========  =========== ==========  =========  ===========   =========== ===========    ===========

              See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                    SHERWOOD BRANDS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the years ended July 31,
                                                                     -------------------------------------------------
                                                                        2002               2001                2000
                                                                     -----------        -----------        -----------
Cash flows from operating activities
   Net income (loss) ...........................................     $   325,030        $ 2,218,375        $   156,084
   Adjustments to reconcile net income (loss) to net
   Cash provided by (used in) operating activities:
       Depreciation expense ....................................         680,013            403,756            226,871
       Deferred income taxes ...................................              --            (94,000)            48,100
       Restricted stock ........................................          19,401                 --                 --
       Gain (loss) on disposal of equipment ....................          (3,674)                --                 --
       (Gain) loss on foreign currency exchange ................             422             (2,519)            (5,574)
       Provision for inventory allowance .......................             399            385,369             19,918
       Provision for doubtful accounts .........................         227,811            272,290            201,293
       (Increase) decrease in assets
       Accounts receivable .....................................        (798,168)          (154,689)           632,887
       Inventory ...............................................       1,346,920         (2,411,309)        (4,133,913)
       Income taxes receivable .................................        (674,520)           407,237             78,072
       Other current assets ....................................         (87,672)           (55,634)           369,430
       Other assets ............................................        (210,204)             4,715            (32,642)
       Increase (decrease) in liabilities
          Accounts payable .....................................         213,014           (537,054)         1,666,290
          Accrued expenses .....................................        (795,008)           509,656            (49,076)
          Income taxes payable .................................        (722,474)           672,474           (164,400)
                                                                     -----------        -----------        -----------
Net cash provided by (used in) operating activities ............        (478,710)         1,618,667           (986,660)
                                                                     -----------        -----------        -----------
Cash flows from investing activities
   Acquisition costs of Asher Candy ............................         (58,628)                --                 --
   Proceeds from sale of property, plant & equipment ...........          26,058                 --                 --
   Capital expenditures ........................................      (2,128,435)        (1,064,258)          (905,254)
                                                                     -----------        -----------        -----------
Net cash used in investing activities ..........................      (2,161,005)        (1,064,258)          (905,254)
                                                                     -----------        -----------        -----------
Cash flows from financing activities
   Net borrowings on line of credit ............................       3,177,584           (276,703)         2,180,552
   Payments on debt ............................................        (254,748)          (534,008)          (304,932)
   Exercise of Stock options ...................................          40,931                 --                 --
                                                                     -----------        -----------        -----------
Net cash (used in) provided by financing activities ............       2,963,767           (810,711)         1,875,620
                                                                     -----------        -----------        -----------
Net increase (decrease) in cash and cash equivalents ...........         324,052           (256,302)           (16,294)
                                                                     -----------        -----------        -----------
Cash and cash equivalents, at beginning of period ..............         385,195            641,497            657,791
                                                                     -----------        -----------        -----------
Cash and cash equivalents, at end of period ....................     $   709,247        $   385,195        $   641,497
                                                                     ===========        ===========        ===========
Interest Paid ..................................................     $   468,687        $   539,971        $   434,978
Income Taxes Paid ..............................................     $ 1,623,448        $   443,440        $   395,900

              See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Organization and Description of Business

  The consolidated financial statements include the accounts of Sherwood Brands, Inc. and its wholly-owned subsidiaries, Sherwood Brands, LLC, Sherwood Brands Overseas, Inc. ("Overseas"), Sherwood Brands of RI, Inc. and Asher Candy, Inc. (collectively, the "Company"). All material inter-company transactions and balances have been eliminated in consolidation.

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

Sherwood Acquisition Corporation (a wholly-owned subsidiary of the Company) was incorporated in April 2002 in the state of Wyoming. Sherwood Acquisition merged with and into Asher Candy Acquisition Corporation, a Wyoming corporation. On May 1, 2002 The Company acquired all of the outstanding common stock of Asher Candy Acquisition Corporation, a Wyoming corporation with operations located in New Hyde Park, New York. Asher Candy Acquisition Corporation is a manufacturer of candy canes and other hard candies under the "Asher" name. The surviving corporation of the merger is Asher Candy Acquisition Corporation, which has changed its name to Asher Candy, Inc. Asher generated no revenues from May 1, 2002 through July 31, 2002.

Cash Equivalents

  For purposes of the statement of cash flows, the Company considers highly liquid investments with maturities at original date of acquisition of three months or less to be cash equivalents.

Inventory

  Inventory consists of raw materials, packaging materials, components used in assembly, work-in-process and finished goods and is stated at the lower of cost

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
or market. Cost is determined by the FIFO (first-in, first-out) method.

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

  In September 2000, the Emerging Issues Task Force issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10). EITF 00-10 requires that shipping and handling fees billed to customers be classified as revenue and shipping and handling costs be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of sales. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled approximately $2,973,000, $3,437,000 and $3,137,000 in 2002, 2001 and 2000, respectively.

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

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES

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

                                                                For the year ended July 31, 2002
                                                                --------------------------------
                                                                                       Per Share
                                                                  Income      Shares    Amount
                                                                ----------   --------- ---------
     Basic earnings per share
     Income available to common stockholders ..............     $  325,030   3,778,375   $0.09
     Effect of dilutive stock options .....................                    534,386
     Diluted earnings per share ...........................     $  325,030   4,312,761   $0.08

                                                                For the year ended July 31, 2001
                                                                --------------------------------
                                                                                       Per Share
                                                                  Income      Shares    Amount
                                                                ----------   --------- ---------
     Basic earnings per share
     Income available to common stockholders ..............     $2,218,375   3,700,000   $0.60
     Effect of dilutive stock options .....................                    254,428
     Diluted earnings per share ...........................     $2,218,375   3,954,428   $0.56


  Basic and dilutive earnings per share are the same during 2000 because the impact of dilutive securities is anti-dilutive.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES

Recent Accounting Pronouncements

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

  In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company's financial statements.

    SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued and establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed." SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt the statement August 1, 2002.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  INVENTORY

  Inventories consist of the following:

                                                  For years ended July 31,
                                                  ------------------------
                                                      2002         2001
                                                  -----------  -----------

         Raw materials and ingredients.......     $   868,319  $ 1,195,859
         Components used in assembly.........       1,200,576    1,564,878
         Packaging materials.................       3,025,912    2,474,046
         Work-in-process.....................         667,694    1,408,316
         Finished product....................      11,069,471    8,766,844
                                                  -----------  -----------
                                                   16,831,973   15,409,943
         Less reserve for inventory allowance        (875,827)    (700,428)
                                                  -----------  -----------
            Total............................     $15,956,145  $14,709,515
                                                  ===========  ===========

2.  PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consist of the following:

                                                  For years ended July 31,
                                                  ------------------------
                                                      2002        2001
                                                  -----------  -----------

           Land..............................     $    85,282  $    85,282
           Buildings and improvements........       2,543,550    1,879,153
           Machinery and equipment...........       6,031,033    3,753,331
           Furniture and computer equipment..         350,515      192,002
           Transportation equipment..........         102,414       83,914
                                                  -----------  -----------
                                                    9,112,794    5,993,682
              Accumulated depreciation.......      (1,762,306)  (1,087,332)
                                                  -----------  -----------
              Total..........................     $ 7,350,488  $ 4,906,350
                                                  ===========  ===========

  Depreciation expense for the years ended July 31, 2002, 2001 and 2000 and was $674,973, $403,756 and $226,871, respectively.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES

3.   ACQUISITION

On May 1, 2002, the Company acquired all of the outstanding common stock of Asher Candy Company ("Asher"). The results of Asher's operations have been included in the consolidated financial statements since that date. Asher manufactures and markets candy canes and sells primarily to mass merchandisers and supermarkets through out the United States. The Company acquired Asher to continue the diversification of its product mix. Also, the Company and Asher share a similar customer base which it hopes will create marketing efficiencies and accelerated sales of Asher's products to mass merchandisers.

The purchase price was approximately $1,786,000 consisting of 270,559 shares of Class A common stock and warrants to purchase 38,562 shares of Class A common stock. The Company valued the common shares issued at the closing market price on April 30, 2002 ($1,675,000) and valued the warrants using the Black-Scholes option pricing model ($108,000).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of May 1, 2002:

Current assets                                             $  3,424,000
Property and equipment                                        1,060,000
Goodwill                                                      1,775,000
                                                           ------------

Total assets acquired                                         6,259,000

Current liabilities                                          (4,346,000)
                                                           ------------

Net assets acquired                                        $  1,913,000
                                                           ============

The Company expects all of the goodwill associated with the Asher acquisition to be tax deductible.

The following proforma consolidated results of operations assume the Company acquired Asher on August 1, 2001 and 2002, respectively.

                                                2002                 2001
                                                ----                 ----
Net sales                                  $ 63,153,000          $70,559,000
Income before provision
for income taxes                                324,000            3,670,000

Net Income                                      234,000            2,542,000

Earnings per share -basic                  $      0.062          $      0.69

Earnings per share-diluted                 $      0.054          $      0.64

4.  CREDIT FACILITY

  In May 2001, the Company entered into a new agreement with First Union National Bank. The new credit facility is a $20.0 million line of credit to provide additional working capital to support the Company's additional sales. The line of credit is available for advances to finance working capital and the issuance of letters of credit. Advances under the line of credit are based on a borrowing formula equal to 85% of eligible domestic accounts receivable plus 60% of eligible finished goods and 30% of eligible components inventory. Borrowings on inventory are capped based upon the Company's seasonal requirements and are limited to $9 million. The line of credit is secured by the cash and cash equivalents, accounts receivable and inventories of Sherwood Brands, Inc. and its wholly-owned subsidiaries. The line of credit agreement contains various business and financial covenants, including, among other things, a minimum tangible net worth, debt service coverage and capital expenditure limits. The Company was in violation of the capital expenditure limits at July 31, 2002, but has received a waiver from the bank. For the year interest accrued on such advances at LIBOR plus 2.35% (the rate at July 31, 2002 was 4.16%) and is payable monthly. The loan agreement expires in June 2004. At July 31, 2002 and 2001, the Company had borrowed $8,203,971 and $3,842,902, respectively under the line of credit and had $0 and $0,

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES
respectively, in letters of credit outstanding. During the years ended July 31, 2002, 2001 and 2000, the Company incurred and paid approximately $439,473, $475,827 and $363,255 of interest expense on the line of credit, respectively.

On April 30, 2002, the Company entered into the first amendment and modification to the original loan and security agreement dated May 2001. The modification was to increase the maximum principal amount available under the revolving line of credit to $25,000,000 from $20,000,000 and extensions of two additional term loans in the principal amount of $650,000 each. Advances under the line of credit stayed the same as the original agreements. The business and financial covenants, including, a minimum tangible net worth of $12,500,000 at July 31, 2002, a fixed charge ratio of 1.75 to 1.0 as of July 31, 2002 and a limit on capital expenditures of $2,000,000 were modified. The Company was in violation of the minimum tangible net worth, fixed charge ratio and unfunded capital expenditures at July 31, 2002. The bank agreed to waivers of these violation. Interest accrues on such advances at LIBOR plus 2.35% (the rate at July 31, 2002 was 4.16%) and is payable monthly. The loan agreement expires in June 2004.

   Average short term borrowings and the related interest rates are as follows:

                                                                    For years ended July 31,
                                                                 ------------------------------
                                                                    2002               2001
                                                                 -----------        -----------
Borrowings under revolving line of credit at year end ........   $ 8,203,971        $ 3,842,296
Weighted average interest rate ...............................          4.58%              7.92%
Maximum month-end balance during period ......................   $11,828,000        $10,000,000
Average balance during the period ............................   $ 7,318,510         $5,524,902

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

  In addition, the Company has available another irrevocable letter of credit of $130,000 with a bank, to be used for payment of principal portions of Virginia Revenue Bonds in the event the Company defaults on payment. The letter is collateralized by a first deed of trust in the Company's commercial property as well as a lien on certain assets of the Company. This letter of credit expires in June, 2002.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES

6.  LONG-TERM DEBT

  Long-term debt consists of the following:

                                                                                                     For years ended July 31,
                                                                                                     -----------------------
                                                                                                        2002         2001
                                                                                                     ----------    ---------
Mecklenberg County, Virginia Variable Rate Demand Revenue Bonds issued on June 1,
  1996; collateralized by an irrevocable Letter of credit (see Note 5); payable in varying annual amounts; To be redeemed in whole by June 1, 2011; interest at
  variable Market tax exempt rates (4.40% at July 31, 2002) .....................................    $  550,000    $ 635,000

Mecklenberg County, Virginia Revenue Bond issued on May 15, 1997; collateralized by an irrevocable letter of credit (see Note 5); payable in varying annual amounts; to be redeemed In whole by May 15, 2002; interest at variable market
  tax Exempt rates (4.40% at July 31, 2002) .....................................................            --      130,000

Wachovia term loan on April 30, 2002; collateralized by assets of Asher Candy
 (see Note 5); payable in monthly amounts of $19,000; to be paid whole by
 February 1, 2005 interest at Libor Market rate (4.16% at July 31,2002) .........................       612,000           --

Wachovia term loan on April 30, 2002; collateralized by assets of Asher Candy
 (see Note 5); payable in monthly amounts of $18,056 starting in December 31, 2002; to be
 paid whole by December 1, 2006 interest at Libor Market rate (4.16% at July 31, 2002) ..........       650,000           --
                                                                                                     ----------    ---------
                                                                                                      1,812,000      765,000
Less current maturities .........................................................................       (90,000)    (215,000)
                                                                                                     ----------    ---------
Long-term portion ...............................................................................    $1,722,000    $ 550,000
                                                                                                     ==========    =========

  The scheduled maturities of long-term debt are as follows:

                                                              Amount
                                                            ----------

                     Fiscal years ending July 31,
                     2003 ................................  $  444,389
                     2004 ................................     484,667
                     2005 ................................     398,667
                     2006 ................................     159,277
                     2007 ................................      55,000
                     2008 ................................      60,000
                     Thereafter ..........................     210,000
                                                            ----------
                        Total ............................  $1,812,000
                                                            ==========

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES

8.  CAPITAL LEASE OBLIGATION

   On May 2000 the Company entered into a capital lease agreement with the New Bedford Redevelopment Authority to lease a 430,000 square foot building in New Bedford, Massachusetts. The facility will be used for assembly and storage of components. Under the terms of the lease the Company paid $400,000 up front and has commitments to pay rent of $25,000 per annum for years one and two and $41,666.66 per annum for years three to twenty. The Company has the option to purchase the building at any time during the lease for $1,200,000 less any amounts of rental payments made. Buildings and improvements includes $855,577, less amortization of $3,590 and $3,590 for the year ended July 31, 2002 and 2001, respectively. Lease amortization is included in depreciation expense.

   Future minimum payments under the capital lease are as follows:

                                                                  Amount
                                                                ----------

           Fiscal years ending July 31,
           2003 ............................................        41,667
           2004 ............................................        41,667
           2005 ............................................        41,667
           2006 ............................................        41,667
           2007 ............................................        41,667
           2008 ............................................        41,667
           Thereafter ......................................       489,581
                                                                ----------
              Total ........................................    $  739,583
              Less amount representing interest ............      (285,169)
                                                                ----------
              Present value of net minimum lease payments ..    $  454,414
                                                                ==========

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

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES

The following table relates to options activity in 2000, 2001 and 2002 under the
Plan:



                                                            Weighted average
                                                  Number   Exercise price per
                                                of Shares        Share
                                                ---------  ------------------
       Options outstanding at July 31, 1999       153,750        $5.95
       Granted ............................       146,500        $3.00
       Cancelled ..........................       (10,000)       $5.95
       Options outstanding at July 31, 2000       290,250        $4.46
       Granted ............................       624,918        $1.67
       Cancelled ..........................            --        $  --
       Options outstanding at July 31, 2001       915,168        $2.21
       Granted ............................       142,200        $5.30
       Cancelled ..........................       (16,250)       $2.53
       Options outstanding at July 31, 2002     1,041,118        $2.93
       Options exercisable at July 31, 2000        95,833        $5.95
       Options exercisable at July 31, 2001       657,951        $5.95
       Options exercisable at July 31, 2002       749,718        $2.64



   A summary of stock options outstanding and exercisable as of July 31, 2002 is as follows:

                                Options Outstanding         Options Exercisable
                          -------------------------------  --------------------
                                      Weighted
                                       Average   Weighted               Weighted
                                      Remaining   Average               Average
                            Number      Life     Exercise    Number     Exercise
  Range of Exercise Price Outstanding  (years)    Price    Exercisable   Price
  ----------------------- ----------- ---------  --------  -----------  --------

      $1.63 to $1.63 ....   592,918      8.0      $1.63     500,885     $1.63
      $2.31 to $3.10 ....   163,500      7.2      $2.98     106,333     $2.96
      $5.95          ....   284,700      7.4      $5.63     142,500     $5.95


   The options under the Plan granted in fiscal 2000 expire in March 2009, those granted in fiscal year 2001 expire August 2, 2010 and those granted in fiscal year 2002 expire April 2011.

   The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123"), but it continues to measure compensation cost for the stock options using the intrinsic value method prescribed by APB Opinion No. 25. As allowable under SFAS 123, the Company used the Black-Sholes method to measure the compensation cost of stock options granted in 2002, 2001 and 2000 with the following assumptions: risk-free interest rate of 4.66%, 6.00% and 6.00%, a dividend payout rate of zero, and an expected option life of ten years, respectively. The volatility is 66%. Using these assumptions, the fair value of stock options granted during fiscal 2002, 2001 and 2000 was $3.76, $2.56 and $2.71, respectively.

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

   If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated in the following table:

                                                  For years ended July 31,
                                              --------------------------------
                                                 2002       2001        2000
                                              ---------- ----------  ---------

   Net Income/(loss)
      As Reported ........................    $ 325,030  $2,218,375  $ 156,084
      Pro Forma ..........................       83,030   1,711,375    (12,609)
   Basic Income/(loss) per Common Share:
      As Reported ........................    $    0.09  $     0.60       0.04
      Pro Forma ..........................         0.02        0.46      (.003)
   Diluted income/(loss) per Common Share:
      As reported ........................    $    0.08  $     0.56  $    0.04
      Pro Forma ..........................         0.02        0.43      (.003)



   The Company has issued and outstanding 775,000 warrants to purchase shares of Class A common stock. The warrants are exercisable at $7.50 and expire on May 6, 2003.

   The Company has issued 38,562 warrants exercisable for shares of Class A common stock exercisable at $6.49 and expire on April 30, 2005.

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES

10.  INCOME TAXES

   The provisions for income taxes was as follows:


                                                  For the years ended July 31,
                                              ---------------------------------
                                                  2002       2001        2000
                                              ----------  ----------  ---------

     Current tax provisions (benefit):
            Federal ......................    $  220,039  $  956,400  $  39,000
            State ........................        28,000     230,700     11,000
                                              ----------  ----------  ---------
        Current provision for income taxes.      248,039   1,187,100     50,000
                                              ----------  ----------  ---------
     Deferred Tax ........................            --     (94,000)    48,100
                                              ----------  ----------  ---------
     Total provision on income taxes .....    $  248,039  $1,093,100  $  98,100
                                              ==========  ==========  =========


   During 1999, the IRS examined the tax returns for Sherwood Brands, Inc. and Sherwood Brands Overseas, Inc. for the tax years ended July 31, 1995 to July 31, 1997. The IRS proposed an adjustment, which the Company contests. The Company did not agree with the IRS position and had settled the adjustment for the tax year ended July 31, 1997. Under the settlement with the IRS it paid $90,000 for the taxes due and filed an amendment, which the Company was able to carry back an NOL which accounted for a refund due the company of approximately $83,000.

   The tax effects of the significant temporary differences, which comprised the deferred tax assets and liabilities, were as follows:

                                                                 For the years ended July 31,
                                                                 ---------------------------
                                                                       2002         2001
                                                                    ---------    ---------
 Deferred tax assets
    Purchase price allocation of fixed assets ...........        $       --      $ 167,000
    Officers salary payable .............................            14,000         21,000
    Allowance for doubtful accounts and customer credits.            72,000        100,000
    Inventory obsolescence reserve ......................           382,000        257,000
    Other ...............................................            44,000         47,000
                                                                 ----------      ---------
        Total deferred tax assets .......................           512,000        592,000
                                                                 ----------      ---------
 Deferred tax liabilities
    Accumulated depreciation ............................          (320,000)      (411,000)
    Goodwill ............................................           (11,000)            --
                                                                 ----------      ---------
        Total deferred tax liabilities ..................          (331,000)      (411,000)
                                                                 ----------      ---------
 Net deferred tax asset (liability) .....................        $  181,000      $ 181,000
                                                                 ==========      =========
 Net current deferred tax asset .........................        $  512,000      $ 425,000
                                                                 ==========      =========
 Net long-term deferred tax asset (liabilities) ..........       $ (331,000)     $(244,000)
                                                                 ==========      =========

                 SHERWOOD BRANDS, INC. AND SUBSIDIARIES

   The following summary reconciles taxes at the federal statutory rate with recorded tax expense (benefit):



                                                                    For the years ended July 31,
                                                                 --------------------------------
                                                                    2002       2001        2000
                                                                 ----------  ----------  --------
Income taxes at statutory rate
Increase (decrease) in taxes resulting from: ..................  $  194,839  $1,125,900  $ 86,400
   Effect of untaxed income from foreign subsidiary ...........      54,700     (22,500)   (4,200)
   State and local taxes, net of federal income tax benefits.        50,000     120,500        --
   State, net operating losses and credits used ...............     (22,000)   (136,700)   11,000
   Other ......................................................     (29,500)      5,900     4,900
                                                                 ----------  ----------  --------
       Total provision (benefit for taxes) ....................  $  248,039  $1,093,100  $ 98,100
                                                                 ==========  ==========  ========


11.  COMMITMENTS AND CONTINGENCIES

   The Company leases office space in Maryland, and office, warehouse and facilities in Rhode Island and manufacturing in New Hyde Park, New York. Rental expense under these leases aggregated approximately $762,437, $530,637 and $674,960 for the years ended July 31, 2002, 2001 and 2000, respectively. The lease for office space in Maryland is subject to annual increases based upon both certain allocated operating costs and increases in the Consumer Price Index.

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

   Future minimum rental commitments under operating leases as of July 31, 2002 are summarized in the following table:

                                                     Amount
                                                   ----------

                        Years Ended July 31,
                           2003 ................   $  862,107
                           2004 ................      373,662
                           2005 ................      115,916
                           2006 ................      119,393
                           2007 ................      122,975
                           Thereafter ..........      234,844
                                                   ----------
                               Total ...........   $1,828,897
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

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES

On August 1, 2001, the employment agreements for Uziel Frydman and Amir Frydman were extended for additional three year terms (until July 31, 2004) and the employment agreement for Anat Schwartz was extended for an additional six month period with automatic monthly extensions unless cancelled by written notice, each on substantially the same terms and conditions as in effect under their respective existing employment agreements. The annual base salaries payable to Uziel Frydman, Amir Frydman and Anat Schwartz under the amended agreements were increased to $451,333, $389,149 and $270,795, respectively, effective August 1, 2001 and are subject to annual increases. Under the amendments to the employment agreements, each of Uziel Frydman, Amir Frydman and Anat Schwartz are entitled to participate in our 1998 Executive Compensation Incentive Plan. For fiscal years beginning on or after August 1, 2001, the bonus pool will be increased proportionately to the extent that earnings before interest, taxes, and depreciation and amortization (EBITDA) in any year exceeds the EBITDA for the fiscal year ended July 31, 2001.

12.  EMPLOYEE BENEFIT PLANS

   Effective January 15, 1987, the Company established a profit-sharing plan and a money purchase pension plan covering all full-time employees meeting the minimum age and service requirements. Under the terms of the Money Purchase Pension Plan, the Company contributed 5.7% of total wages in the year ended July 31, 1997.

   The Money Purchase Pension Plan was terminated and the assets were merged with the 401(k) Plan. All participants in the Money Purchase Pension Plan were fully vested in the 401(k) Plan as of August 1, 1997. There were no contributions made in 2002, 2001 and 2000.

13.  LICENSING AGREEMENTS

   For the year ended July 31, 2002, the Company entered into six licensing agreements to incorporate products into Gift sets and manufacturing of hard milk candies and wafers. The royalty rates for such licenses are from 2% to 10% of net sales and expire in range of 2-3 years.

   The products to be incorporated into the Company's gift set items is during the Christmas Holiday and Easter seasons and the hard milk candies and wafers are effective on the selling season of January 2003. The Company paid $121,000 in advance fee to have the rights to incorporate products into its gift set items. These advance fees will be offset against any amounts due on royalties. There was no other minimum license fees under these agreements. No royalties were incurred during the fiscal year ended July 31, 2002. The Company is currently pursuing other licenses with similar terms and conditions.

14.  SUPPLEMENTAL CASH FLOWS DISCLOSURE

                                             For the years ended July 31,
                                       --------------------------------------
                                          2002            2001         2000
                                       ------------  -------------  ---------
Stock issued for Asher acquisition      $1,675,000           --           --

Warrants issued for Asher acquisition      108,000           --           --

Capital lease of building                       --           --     $456,162

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES

15.  CONCENTRATION OF CREDIT RISK AND EXPORT SALES


   The Company has a variety of customers, including mass merchandisers, drug stores and grocery stores throughout the United States and abroad. For the year ended July 31, 2002 two customers accounted for approximately 29% and 14% of the Company's net sales. For the year ended July 31, 2001 the same two customers accounted for approximately 27% and 14% of the Company's total net sales. The Company had sales to customers in Canada which represent 0.4%, 0.7% and 1.4% of net sales in fiscal 2002, 2001 and 2000, respectively.

16.  FOREIGN EXCHANGE CONTRACTS

   In the fourth quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) During Fiscal year ended July 31, 2002 and 2001 executed a foreign exchange forward contract to purchase 766,000 and 1.2 million Euros, respectively. In accordance with SFAS 133, as amended, the Company marked the contract to market as of July 31, 2002 and 2001 recorded a loss of $31,139 and $18,270, respectively in other comprehensive income since the Company designated the contract as a cash flow hedge.

17.   NON-RECURRING COSTS

  During the year ended July 31, 2002 the Company incurred $707,551 of moving and start-up costs associated with the consolidation of its manufacturing facility in Rhode Island into its Chase City facility. These costs primarily consist of freight and dismantling of machinery and equipment in Rhode Island and courier costs in relocating the machinery and equipment to its Chase City facility.

18.  ADVERTISING COSTS

   Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were $1,127,000, $979,691 and $716,436 for the years ended July 31, 2002, 2001 and 2000, respectively.

19.  ACCRUED EXPENSES
          Accrued expenses consist of the following:

                                                  July 31,
                                            -------------------
                                              2002       2001
                                            --------  ---------

                  Payroll ...............    362,755    311,744
                  Payroll benefits ......    261,259    201,071
                  Bonuses ...............         --    500,000
                  Professional fees .....     75,906     75,000
                  Commissions ...........    102,030     42,500
                  Inventory costs .......     68,584    162,084
                  Personal property taxes    294,779    136,107
                  Water and sewer .......     76,389     41,481
                  Other .................    127,226     88,355
                                           ---------  ---------
                     Total ..............  1,368,928  1,558,342
                                           =========  =========

                     SHERWOOD BRANDS, INC. AND SUBSIDIARIES

20. QUARTERLY DATA

   Summary quarterly results were as follows:



                                                                    Quarter
                                             -------------------------------------------------
Year 2002                                       First       Second        Third       Fourth
---------                                    -----------  -----------  -----------  ----------
Net Sales ................................   $21,046,884  $15,931,434  $11,312,184  $4,491,839
Gross profit .............................     6,762,325    4,876,904    2,248,762   1,179,670
Net income (loss) ........................     1,728,519      611,490     (693,505) (1,321,474)
Basic earnings (loss) per share ..........   $      0.47  $      0.17  $     (0.19) $    (0.36)
Diluted earnings (loss) per share ........   $      0.41  $      0.22  $     (0.19) $    (0.36)


                                                                    Quarter
                                             -------------------------------------------------
Year 2001                                       First       Second        Third       Fourth
---------                                    -----------  -----------  -----------  ----------
Net Sales ................................   $19,733,398  $20,823,008  $14,010,737  $3,749,573
Gross profit .............................     6,201,022    6,380,230    3,007,557     931,723
Net income (loss) ........................     1,486,118      938,497      296,563    (502,803)
Basic earnings (loss) per share ..........   $      0.40  $      0.25  $      0.08  $    (0.14)
Diluted earnings (loss) per share ........   $      0.39  $      0.24  $      0.08  $    (0.14)



   The Company's sales and net income historically are greater during the first and second quarters of the fiscal year relative to the third and fourth quarters due to sales associated with major holidays celebrated during these periods.

                                 Exhibit Index

Exhibit No.  Description
----------   -----------

10.21 First Amendment to Loan and Security Agreement between the Registrant and Wachovia Bank, National Association, dated April 30, 2001.

21.1    Subsidiaries of the Registrant.

23.1    Consent of BDO, LLP

99.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

99.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.