Form 10-Q
period 2002-10-31
SHERWOOD BRANDS INC
filed 2002-12-16
CIK 1053178

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities and Exchange Act of 1934

For the quarterly period ended: 10/31/02

Commission file number: 1-14091

SHERWOOD BRANDS, INC.
(Exact name of Registrant as specified in its charter)

North Carolina (State or other jurisdictions of incorporation or organization)	56-1349259 (I.R.S. Employer Identification No.)

1803 Research Blvd. Suite 201, Rockville MD 20850
(Address of principal executive offices)

Registrant's telephone number, including area code: 301-309-6161

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of issuer's Class A Common Stock, $.01 par value per share, as of December 13, 2002 was 2,778,375. The number of shares outstanding of issuer's Class B Common Stock, $.01 par value per share, as December 13, 2002 was 1,000,000. The Class B Common Stock is not publicly traded.

        Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

SHERWOOD BRANDS, INC.

INDEX

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	October 31, 2002	July 31, 2002
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$726,823	$709,247
Accounts receivable, less allowance of $186,000 and $126,000	14,861,588	2,547,452
Inventory	17,815,555	15,956,145
Income taxes receivable	1,103,089	1,555,078
Other current assets	503,006	450,375
Deferred taxes on income	512,000	512,000

Total Current Assets	35,522,061	21,730,297
Net property and equipment	7,479,527	7,350,488
Goodwill	2,001,330	2,001,330
Other assets	323,166	308,839

TOTAL ASSETS	$45,326,084	$31,390,954

Liabilities and Stockholders' Equity
Current liabilities
Line of credit	$17,318,031	$8,203,971
Current portion of long-term debt	297,722	90,000
Current portion of capital lease obligation	15,718	15,718
Accounts payable	8,678,109	5,833,301
Accrued expenses	2,350,476	1,368,928

Total current liabilities	28,660,056	15,511,918
Deferred taxes on income	331,000	331,000
Long-term debt	1,803,661	1,722,000
Obligations under capital lease	435,078	438,696

TOTAL LIABILITIES	31,229,795	18,003,614

Stockholders' equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, Class A, $.01 par value, 30,000,000 shares authorized, 2,986,809 and 2,700,000 shares issued and outstanding	29,869	29,869
Common stock, Class B, $.01 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in-capital	9,816,856	9,816,856
Retained earnings	4,270,703	3,561,754
Accumulated other comprehensive income / (loss)	(31,139)	(31,139)

TOTAL STOCKHOLDERS' EQUITY	14,096,289	13,387,340

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,326,084	$31,390,954

See Accompanying summary of accounting policies and notes to consolidated financial statements

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	THREE MONTHS ENDED OCTOBER 31,
	2002	2001
Net sales	$18,462,212	$21,046,884
Cost of sales	12,955,743	14,284,559

Gross profit	5,506,469	6,762,325

Selling, general and administrative expenses	2,563,700	2,454,403
Salaries and related expenses	1,175,008	1,369,931
Pre production Costs	503,936	—

Total operating expenses	4,242,644	3,824,334

Income from operations	1,263,825	2,937,991

Other income (expense)
Interest income	2,259	987
Interest expense	(141,057)	(147,877)
Other (expense) income	1,536	(39,523)

Total other (expense) income	(137,262)	(186,413)

Income before provision for taxes on income	1,126,563	2,751,578
Provision for taxes on income	417,614	1,023,059

Net income	$708,949	$1,728,519

Net income per share—basic	$0.18	$0.47
—diluted	0.16	0.41

Weighted average shares outstanding—basic	3,986,809	3,700,000
—diluted	4,390,550	4,207,770

See accompanying summary of accounting policies and notes to consolidated financial statements.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Three months ended October 31,
	2002	2001
Cash flows from operating activities
Net income	$708,949	$1,728,519
Adjustments to reconcile net income to net Cash used in operating activities
Depreciation expense	222,921	90,769
Provision for inventory obsolescence	—	3,618
Provision for doubtful accounts	95,161	108,525
(Increase) decrease in assets
Accounts receivable	(12,409,297)	(11,550,199)
Income taxes receivable	451,989	—
Inventory	(1,859,410)	(89,615)
Other current assets	(52,631)	(78,399)
Other assets	(14,327)	1,584
Increase (decrease) in liabilities
Accounts payable	2,844,808	2,416,018
Accrued expenses	981,548	399,500
Income taxes payable	—	1,013,564

Net cash used in operating activities	(9,030,289)	(5,956,116)
Cash flows from investing activities
Capital expenditures	(351,960)	(178,664)

Net cash used in investing activities	(351,960)	(178,664)

Cash flows from financing activities
Net borrowings on line of credit	9,114,060	6,525,725
Proceeds from long-term debt	350,000	—
Payments on long term debt	(64,235)	597

Net cash provided by financing activities	9,399,825	6,526,322

Net increase in cash and cash equivalents	17,576	391,542
Cash and cash equivalents, at beginning of period	709,247	385,195

Cash and cash equivalents, at end of period	$726,823	$776,737

See Accompanying summary of accounting policies and notes to consolidated financial statements

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of Sherwood Brands, Inc., and its direct and indirect wholly-owned subsidiaries, Sherwood Brands, LLC, a Maryland limited liability company, Sherwood Brands of RI Inc., a Rhode Island corporation, Sherwood Brands Overseas, Inc., a Bahamas entity ("Overseas"), and Asher Candy, Inc., a Wyoming corporation (collectively referred to herein as, "we", "our" "us" or, the "Company"). All material inter-company transactions and balances have been eliminated in consolidation.

        The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company's Annual Report and Form 10-K filed on October 29, 2002.

2. ORGANIZATION AND DESCRIPTION OF BUSINESS

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

        Sherwood Overseas, Inc. was incorporated in July 1993 in the Bahamas to market and distribute the Sherwood lines of confectionery products internationally.

        Sherwood Brands of RI, Inc. was incorporated in September, 1998 in the state of Rhode Island. Sherwood Brands of RI, Inc. d/b/a E. Rosen Company manufactures hard candies and jelly beans and assembles and markets gift items and baskets to chains such as Wal-Mart, Kmart and CVS.

        Sherwood Acquisition Corporation was incorporated in April, 2002 in the state of Wyoming. On May 1, 2002, Sherwood Acquisition merged with and into Asher Candy Acquisition Corporation, a Wyoming corporation. Asher Candy Acquisition Corporation is a manufacturer of candy canes and other hard candies under the "Asher" name. The surviving corporation of the merger is Asher Candy Acquisition Corporation, which changed its name to Asher Candy, Inc. We issued an aggregate of 270,559 shares of our Class A common stock valued at $1,675,000 to the shareholders of Asher Candy Acquisition Corporation in consideration for the transaction, subject to escrows for indemnification and adjustments based on a final audit, as well as warrants exercisable for our Class A common stock valued at $108,000.

3. INTERIM FINANCIAL INFORMATION

        The financial information as of October 31, 2002 and for the three months ended October 31, 2002 and 2001 is un-audited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

4. ACQUISITION

        On May 1, 2002, the Company acquired all of the outstanding common stock of Asher Candy Acquisition Corporation, a Wyoming corporation with operations located in New Hyde Park, New York. Asher Candy Acquisition Corporation is a manufacturer of candy canes and other hard candies under the "Asher" name. The purchase price was approximately $1,786,000 consisting of an aggregate of 270,559 shares of its Class A common stock at $6.20 per share or $1,675,000 to the shareholders of Asher Candy Acquisition Corporation in consideration for the transaction, subject to escrows for indemnification and adjustments based on a final audit, as well as warrants exercisable for Sherwood Brands common stock having a value of $108,000. The Company valued the common shares at the closing market price on April 30, 2002 and valued the warrants using the Black-Scholes options pricing method.

        The following proforma consolidated results of operations for quarter ended October 31,2001 assuming the Company acquired Asher on August 1, 2001

October 31, 2001
Net sales	$23,639,662
Income before provision for income taxes	2,533,463
Net Income	1,596,082
Earnings per share—basic	$0.43
Earnings per share—diluted	$0.38

5. INVENTORY

        Inventory consists of raw materials, packaging materials, components used in assembly, work- in- process and finished goods and is stated at the lower of cost or market. Cost is determined by the FIFO (first-in, first-out) method.

        Inventory consists of the following:

	OCTOBER 31 2002	JULY 31 2002
	(UNAUDITED)	(AUDITED)
Raw materials and ingredients	$1,171,090	$868,319
Components used in assembly	1,692,913	1,200,576
Packaging materials	4,964,195	2,850,910
Work-in-process	672,168	667,697
Finished product	10,016,016	11,069,470

	18,516,382	16,656,972
Less reserve for inventory allowance	(700,827)	(700,827)

	$17,815,555	$15,956,145

6. USE OF ESTIMATES

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

7. INCOME TAXES

        The income tax rate utilized on an interim basis is based on the Company's estimate of the effective income tax rate for the fiscal year ending July 31, 2003 which approximates 37%.

8. EARNINGS PER SHARE

        Earnings per share is based on weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three months ended October 31, 2002 and October 31, 2001

For the three months ended October 31, 2002	Income	Shares	Per Share Amount
Basic Earnings per Share
Income available to common shareholders	$708,949	3,986,809	$0.18
Effect of dilutive stock options		403,741
Dilutive earnings per share	$708,949	4,390,550	$0.16
For the three months ended October 31, 2001	Income	Shares	Per Share Amount
Basic Earnings per Share
Income available to common shareholders	$1,728,519	3,700,000	$0.47
Effect of dilutive stock options		507,770
Dilutive earnings per share	$1,728,519	4,207,770	$0.41

9. CONTINGENCY

        We are from time to time involved in litigation incidental to the conduct of its business. We are currently a plaintiff in several actions and currently in particular to the landlord at its Rhode Island Facility. The landlord sought security for its claims relating to the lease agreement. The company deposited $180,000 with the registry of the court on allegation relating to amounts sought for payment of real estate taxes, water and sewer, rent of other occupied space and repair expenses. On September 2002, the landlord claimed other breaches of the Lease Agreement alleging an obligation of $932,000 under the lease and has demanded $750,000 to settle the disputes. We have continued claims against the landlord and continue to occupy space at the leased premises. We have accrued amounts to cover current charges. Management does not believe that the outcome of these actions, individually or in the aggregate, would have a material adverse effect on the financial statements of the Company.

10. LICENSING AGREEMENTS

        During the Quarter ended October 31, 2002, the Company entered into five licensing agreements to incorporate products into Gift sets and manufacturing of hard milk candies and wafers. The royalty rates for such licenses are from 2% to 10% of net sales and expire in range of 2-3 years.

        The products to be incorporated into the Company's gift set items is during the Christmas Holiday and Easter seasons and the hard milk candies and wafers are effective on the selling season of January 2003. The Company paid $20,000 in advance fee to have the rights to incorporate products into its gift set items. These advance fees will be offset against any amounts due on royalties. There was no other minimum license fees under these agreements. The company incurred $65,700 royalties related to the quarter ended October 31, 2002. The Company is currently pursuing other licenses with similar terms and conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Information Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company's control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described under "Risk Factors" in the Company's Registration Statement on Form SB-2, filed with the Commission on May 11, 1998. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

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

        On May 1, 2002, we acquired all of the outstanding common stock of Asher Candy Acquisition Corporation, a Wyoming corporation with operations located in New Hyde Park, New York. Asher Candy Acquisition Corporation is a manufacturer of candy canes and other hard candies under the "Asher" name. We issued an aggregate of 270,559 shares of our Class A common stock at $6.20 per share or $1,675,000 to the shareholders of Asher Candy Acquisition Corporation in consideration for the transaction, subject to escrows for indemnification and adjustments based on a final audit, as well as warrants exercisable for our Class A common stock having a value of $108,000. During the quarter ended October 31, 2002, we included the operating results of Asher Candy in our consolidated results. Asher Candy generated $7.5 million during the quarter ended October 31, 2002.

        During the year ended July 31, 2002 and quarter ended October 31, 2002, we entered into eleven licensing agreements to incorporate our products into gift sets and to manufacturing of candies and wafers. The royalty rates for these licenses range from 2% to 10% of net sales and expire in range of two to three years. The products to be incorporated into our gift set items are primarily for the fourth quarter and Easter selling season. We also entered into a licensing agreement to produce everyday candies and wafers. We paid $141,000 in advance fees for the rights under the licensing agreements. These advance fees will be offset against any amounts due on royalties. There was no other minimum license fees under these agreements. We incurred minimum royalties during the year ended July 31, 2002 and $870 for the quarter ended October 31, 2002. We are currently pursuing other licenses with similar terms and conditions. We expect to generate sales from the agreements beginning in the year ending July 31, 2003, but expect that the greatest impact will occur beginning in the year ending July 31, 2004.

        On May 31, 2002, we closed our Rhode Island manufacturing facility, which occupied five stories in an old building. All the production equipment, together with the electrical, piping, steam and air-conditioning were disassembled and transferred to our expanded Chase City, VA facility. This 75,000 square feet facility, with an additional 25,000 square feet of new constructed building, and the

73,000 square foot facility at Keysville, VA (about 20 miles from Chase City, VA), will become a single manufacturing and distribution facility under one plant management for all products produced at the Chase City facility. While the plant is operational we expect it to be fully operational by November 2002, the transition period resulted in decreased sales for seasonal merchandise for the quarter ended October 31, 2002. Christmas, Easter gift sets and gift baskets are distributed at the Rhode Island and Massasusetts facilities. We source product primarily from the Pacific Rim. We are continually looking to further reduce costs by more efficient sourcing.

Environmental Factors Affecting the Performance in the Quarter Ended October 31, 2002.

        After September 11, 2001, the total consumer market experienced a major slow down. As a result, some of our major delayed their shipments, and kept inventory at our facilities. We were forced to hold inventory for these customers for a period of up to twelve months. We expect that all of the held inventory will be shipped out by the beginning of the second quarter of fiscal 2003 (ending January 31, 2003).

        On September 30, 2002, 29 west coast ports were shut down abruptly and remained closed as contract negotiations between dock-workers and shipping companies broke off negotiations for new contracts. The shut down occurred during our peak inventory shipping period for orders for the holiday season. In mid-October 2002, the President of the United States of America signed an order under the Taft-Hartley Act to reopen the ports and put a moratorium on the strike for 60 days. The shut down had an effect on our first quarter of shipments to our customers. A large portion of containers, which were to be received, remained either at ports or on shipping vessels on the water. In addition, empty containers were not brought back to ports in the Pacific Rim which we needed to move some of our other products. In mid-October 2002, our inventory began to be released for shipment to our facility in New Bedford, MA. A slow down by the long shore-men on shipping products is still prevalent. The first quarter revenue numbers were impacted by the shut down and resulted in a delay of sales into the second quarter of approximately $6 million. However, we expect that all the orders delayed will be shipped in the second quarter with no adverse results to total net sales for fiscal year 2003.

Results of Operations

THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001

        Net sales for the three months ended October 31, 2002 and 2001 were $18,462,212 and $21,046,884 respectively, a decrease of 12.28%, or $2,584,672. On a pro-forma basis, excluding the net sales of Asher, net sales declined $7,500,000 from $21,000,000 to $13,500,000. The decline in net sales was due to lower sales of gift items of $3,100,000, $1,300,000 of Kastins, and $5,500,000 on gift sets. Big Lots, Dollar Tree and Sam's Club accounted for approximately 16%, 13% and 8%, respectively, of the sales ended for the three months ended October 31, 2002. Sams Clubs, Big Lots and Wal-Mart accounted for approximately 45%, 13% and 6%, respectively, of the sales for the prior year's comparable period.

        Gross profit for the three months ended October 31, 2002 and October 31,2001 decreased 18.57% to $5,506,469 from $6,762,325, or to 30% from 32% as percent of sales. On a pro-forma basis, excluding Asher, gross profit declined from $6,700,000 to $4,600,000. Gross profit declined due to lower margins on manufacturing of product lines at our Chase City facility resulting from increased training and pre-production costs and increased raw material costs. The decline on lower sales of high margin gift sets for the Christmas season accounted for $1,800,000 of the decrease.

        Selling, general and administrative expenses for the three months ended October 31, 2002 increased to $2,563,700 from $2,454,403 for the three months ended October 31, 2001, or to 13.9% from 11.7% as a percent of sales. The increase was due to additional travel costs for trips to China of $42,000, professional fees of $40,000 and insurance expenses of $29,000.

        Pre-production costs accounted for $503,936 or 2.73% as percent of sales for the three months ended October 31, 2002, as a result of the training and decreased production levels of the manufacturing of product lines at the facility in Chase City, Virginia. No comparable cost or expense was incurred for the three months ended October 31, 2001. We expect to incur additional training costs in the second quarter.

        Salaries and related expenses for the three months ended October 31, 2002 decreased to $1,175,008 from $1,369,931 for the three months ended October 31, 2001, or 6.4% from 6.5%, as a percent of sales. The decrease as a percent of sales was due to reduction of staff.

        Operating expenses for the three months ended October 31, 2002 increased to $4,242,644 from $3,824,334 for the three months ended October 31, 2001, or 23.0% from 18.2% as a percent of sales. The increase as a percentage of sales was due to increased costs of $42,000 travel costs, $40,000 of professional fees, $29,000 of insurance costs and $503,936 non-recurring pre-production expenses, which was offset by decrease in salaries and related expenses.

        Income from operations for the three months ended October 31, 2002 was $1,263,825 compared to $2,937,991 for the prior year's comparable period. The decrease was due to $503,936 of non-recurring pre-production expenses and lower sales of gift items due to the west coast shore-man strike during the first quarter.

        Interest income for the three months ended October 31, 2002 increased to $2,259 from $987 for three months ended October 31, 2001.

        Interest expenses decreased to $141,057 from $147,877 due to lower interest rates on the working capital line and term facilities of 4.1% for quarter ended October 31, 2002 compared to 6.85% for the prior year's comparable period. Other income (expense) increased to $1,536 from expense of $39,523 due to realized gains on foreign exchange currency forward contracts.

        The income tax rate utilized for the three-month period ended October 31, 2002 is based on our estimate of the effective tax rate for the fiscal year ending July 31, 2003, which approximates 37%.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary cash requirements have been to fund the purchase, manufacture and commercialization of our products. We finance our operation and manufacturing with cash flow from operations and bank financing. Our working capital at October 31, 2002 and July 31, 2002 was $6,862,005 and $6,218,379, respectively.

        Net cash used in operating activities for the three months ended October 31, 2002 and 2001, was $9,030,289 and $5,956,146, respectively. The increase in cash used by operating activities was due primarily to lower net income and increases in accounts receivable and accounts payable, which were offset by the increase in inventory, accrued expenses and decrease in income taxes payable.

        Net cash used in investing activities for the three months ended October 31, 2002 and 2001, increased to $351,960 from $178,664, respectively, primarily due to increased capital improvements for the relocation of our manufacturing operations into our Chase City, Virginia facility.

        Net cash provided by financing activities for the three months ended October 31, 2002 and 2001, was $9,399,825 and $6,526,322, respectively. This increase was primarily due to increased reliance on borrowings under our line of credit to finance working capital needs for seasonal materials. The borrowings for the period ended October 31, 2002 was approximately $9,114,000 as compared to $6,526,000 for the prior years comparable period. We have $15,886,000 of our $25,000,000 line of credit available to meet additional seasonal needs to purchase and manufacture inventory.

        During the quarter ended October 31, 2002, we executed an maximum of $850,000 over-advance facility to our original banking facility. The over-advance facility expires on October 31, 2002. The main reason for the over-advance facility was to address the needs of additional working capital for the purchase of inventory for our Christmas seasonal items. During the time of the over-advance, we never went beyond the allowable availability.

        We negotiated financing of $350,000 debt financing for new equipment at our facility in Chase City through Lake Country Development Corporation in Mecklenburg County, Virginia. The loan is payable in monthly installments of $4,784.08 for a term of 84 months and commenced on October 1, 2002 with interest at the rate of four percent (4.0%) per annum. As consideration for receiving this financing, we have agreed that we will create 65 jobs within 24 months of the completion of the construction on our Chase City, Virginia facility.

        Principal payments for our long-term debt for the three months ended October 31, 2002, were $64,235. We believe that cash provided by operations will be sufficient to finance our operations and fund debt service requirements.

Schedule of Contractual Obligations

		Payments Due by Period
Contractual Obligation	Total	Less Than 1 year	1-3 years	After 4 years
Long-Term Debt	$2,101,383	$297,722	$1,478,661	$325,000
Capital Lease Obligation	450,796	15,718	125,000	310,078
Licensing Agreements	141,000	—	141,000	—
Operating Leases	1,828,897	862,107	489,488	477,302

Total Contractual Obligation	$4,522,076	$1,175,547	$2,234,149	$1,112,380

Schedule of Commercial Commitments

		Amount of Commitment expiration per period
Commercial Commitments	Total	Less Than 1 year	1-3 years	After 4 years
Line of Credit (*)	$25,000,000	—	$25,000,000	—

Total Contractual Obligation	$25,000,000	—	$25,000,000	—

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

INFLATION

        We do not believe that inflation has had a significant impact on our results of operations for the periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        As a result of its variable rate line of credit, we are exposed to the risk of rising interest rates. Our $25,000,000 line of credit had an interest rate ranging from 4.2% to 3.8% for the three months ended October 31, 2002. Our long-term debt is at variable market tax exempt rates, which exposes us to fluctuations in the market. However, since the rate is based on the tax exempt rate, it is below the market rate.

        We utilizes derivative instruments, from time to time, foreign currency forward contracts and currency exchange rate market price risk exposures. Foreign currency contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. We do not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. In entering into these contracts, we have assumed risk, which might arise from possible inability of counter-parties to meet the terms of their contracts. We do not expect any losses as a result of counter-party defaults.

        Periodically we enter into foreign exchange forward contracts to hedge transactions primarily related to firm commitments to purchase its contract manufactured products from foreign manufactures under terms that provide for payment of goods in foreign currency approximately 60 to 90 days from invoice date. Purchases of COWS butter toffee candies and other candies from manufacturers located in Argentina are paid in U.S. Dollars. Purchases of RUGER wafers, ELANA Belgian chocolate products and Zed Gum Specialty Gum products are purchased from manufacturers located in Austria, Belgium and Ireland respectively, and are paid for in Euros.

        We follow the guidance in SFAS 133 and account for these contracts as cash flow hedges. Included in other comprehensive income is an unrealized loss of $31,139 related to these derivative financial instruments. We expect to reclassify the $31,139 unrealized loss from other comprehensive income to a realized loss in the quarter ending January 31, 2003.

Significant Accounting Policies and Estimates

        Our preparation of financial statements in conformity with accounting principals generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that effect amounts reported in the accompanying financial statements and related notes. In preparing these financial statement, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

        We provide an allowance for un-collectible accounts receivable based on experience. We consider the following factors in developing an estimate of our allowance for non-payment and the overall economic environment. Although it is reasonably possible that management's estimate of un-collectible accounts could change in the near future, management is not aware of any events that would result in a change to its estimates which would be material to our financial position or results from operations. For the quarter ended October 31, 2002, we had an allowance for doubtful accounts of approximately $186,000.

        We provide an allowance for slow moving inventory based on experience and aging of products. We consider the following factors in developing an estimate of our allowance for non-moving of inventory and the overall economic environment. Although it is reasonably possible that management's estimate of slow moving inventory could change in the near future, management is not aware of any events that would result in change to its estimates which would be material to our financial position or results from operations. For the quarter ended October 31, 2002, we had an allowance for slow moving inventory of approximately $700,800.

        Goodwill represents the excess of consideration over the net assets acquired resulting from acquisitions of companies accounted for by the purchase method. We utilize the annual evaluation as required by SFAS 142. At each Balance Sheet date, management evaluates the recoverability of the goodwill and reviews goodwill and other long-lived assets for impairment. As of July 31, 2002 there was no impairment loss.

Seasonality and Cylicality; Fluctuation in Quarterly Operating Results

        We have experienced and expects to continue to experience variability in revenues and net income from quarter to quarter as a result of seasonality that may accompany private or public sector budget cycles. Sales of our products have historically been higher in the first and second quarters as a result of patterns of capital spending by our customers.

        We also believe that the Confectionary industry is influenced by general economic conditions and particularly by the level of change. Increase levels of change can have a favorable impact on our revenues. We also believe that the confectionary industry tends to experience periods of decline and recession during economic downturns. The confectionary industry could sustain periods of decline in revenues in the future, and any decline may have a material adverse effect on the Company.

        We could in the future experience quarterly fluctuations in operating results due to the factors described above and other factors, including short-term nature of certain client commitments; patterns of capital spending by customers; loss of a major client; seasonality that may accompany private or public budget cycles; pricing changes in response to various competitive factors; market factors affecting availability of qualified personnel and general economic conditions.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

        We are from time to time involved in litigation incidental to the conduct of its business. We are currently a plaintiff in several actions and currently in particular to the landlord at its Rhode Island Facility. The landlord sought security for its claims relating to the lease agreement. The company deposited $180,000 with the registry of the court on allegation relating to amounts sought for payment of real estate taxes, water and sewer, rent of other occupied space and repair expenses. On September 2002, the landlord claimed other breaches of the Lease Agreement alleging an obligation of $932,000 under the lease and has demanded $750,000 to settle the disputes. We have continued claims against the landlord and continue to occupy space at the leased premises. We have accrued amounts to cover current charges. Management does not believe that the outcome of these actions, individually or in the Aggregate, would have a material adverse effect on the financial statements of the Company.

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

SHERWOOD BRANDS, INC.
Date: December 10, 2002	/s/ UZIEL FRYDMAN President and Chief Executive Officer
Date: December 10, 2002	/s/ CHRISTOPHER J. WILLI Chief Financial Officer and Secretary

CERTIFICATE PURSUANT TO 18 U.S.C.
SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

I, Uziel Frydman, Chairman of the Board, President and Chief Executive Officer of Sherwood Brands, Inc. (Sherwood), certify that:

  I have reviewed this quarterly report on Form 10-Q of Sherwood;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Sherwood as of, and for, the periods presented in this quarterly report.

Date: December 10, 2002

/s/ UZIEL FRYDMAN Uziel Frydman President and Chief Executive Officer

I, Christopher J. Willi, Chief Financial Officer of Sherwood Brands, Inc. (Sherwood), certify that:

  I have reviewed this quarterly report on Form 10-Q of Sherwood;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Sherwood as of, and for, the periods presented in this quarterly report.

Date: December 10, 2002

By:	/s/ CHRISTOPHER J. WILLI Christopher J. Willi Chief Financial Officer, Secretary

Exhibit Index

Exhibit No.	Description
10.25	Revolving Fund Loan Agreement with Lake Country Development Corporation, dated August 13, 2002
10.26	Second Amendment to Loan and Security Agreement between the Registrant and Wachovia Bank, National Association, dated September 4, 2002.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

SHERWOOD BRANDS, INC. INDEX
SHERWOOD BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS UNAUDITED
SHERWOOD BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED
SHERWOOD BRANDS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS UNAUDITED
SHERWOOD BRANDS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit Index