Form 10-K/A
period 2002-07-31
SHERWOOD BRANDS INC
filed 2002-12-20
CIK 1053178

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-K/A

                                 Amendment No. 1

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

================================================================================

                              SHERWOOD BRANDS, INC.

                                    FORM 10-K/A

                                Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended July 31, 2002 ("Original 10-K") reflects the addition of information to Part I. Other than the aforementioned change, all other information included in the Original 10-K is unchanged. This Amendment No. 1 does not reflect events occurring after the filing of the Original 10-K.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
                                     PART I

ITEM 1.  BUSINESS...........................................................   3

ITEM 2.  PROPERTIES.........................................................   9

ITEM 3.  LEGAL PROCEEDINGS..................................................   9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................   9

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.........................................................  10

SIGNATURES..................................................................  12

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

   The Company has long-term relationships with the manufacturers of ELANA(R) Belgian chocolates, RUGER Wafers, and PIRATE'S GOLD COINS(TM) milk chocolates. Generally, these manufacturers have agreed not to export into the United States, and in certain cases, other countries, any products similar to those produced for the Company. The Company has no formal written agreements with its manufacturers and has no formal commitment to purchase minimum volumes of products. However, on an annual basis the Company and the manufacturer will agree upon volumes and prices and establish a delivery schedule based upon the Company's forecast.

   On July 9, 2001, the Company entered into its first distribution agreement for a non-company brand name product, Zed Gum. The agreement is for an indefinite term and terminates only upon a material breach by either party or upon the mutual consent of both parties. Under the terms of the Company's agreement with the manufacturer of ZED gum, there was no minimum purchase requirement during the first year. Commencing July 2002, the minimum purchase requirement became 1,000,000 Euros.

   The Company requires that its suppliers maintain product liability insurance with the Company as an additional named insured. The loss of any one supplier would not have a material adverse effect on the Company's business.

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

10.17 Form of Employment Agreement between Registrant and Anat Schwartz, dated May 6, 1998.(2)

10.18 Form of Employment Agreement between Registrant and Amir Frydman, dated May 6, 1998.(2)

10.19 Receiver's Bill of Sale by Allen M. Shine, as receiver of E. Rosen Company, dated September 24, 1998.(3)

10.20 Loan and Security Agreement between the Registrant and First Union National Bank, dated June 12, 2001.(4)

10.21 First Amendment to Loan and Security Agreement between the Registrant and Wachovia Bank, National Association, dated April 30, 2001.(5)

10.22 First Amendment to Employment Agreement between the Registrant and Uziel Frydman, dated August 1, 2001.(6)

10.23 First Amendment to Employment Agreement between the Registrant and Amir Frydman, dated August 1, 2001.(6)

10.24 First Amendment to Employment Agreement between the Registrant and Anat Schwartz, dated August 1, 2001.(6)

21.1    Subsidiaries of the Registrant.(5)

23.1    Consent of BDO, LLP(5)

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

(3) Incorporated herein by reference to the Company's Current Report on Form 8-K, dated as of October 9, 1998.

(4) Incorporated herein by reference to the Registrant's Amendment No.1 to the Registration Statement on Form 3-3/A, dated as of September 2002 (registration No. 333-92012).


(5) Incorporated herein by reference to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 29, 2002

(6) Incorporated herein by reference to the Company's Definitive Proxy Statement, filed with the Securities and Exchange Commission on November 21, 2002

                                  SIGNATURES


   Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

Date: December 19, 2002


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


     I have reviewed this annual report on Form 10-K/A of Sherwood;


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

Date: December 19, 2002


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

     I have reviewed this annual report on Form 10-K/A of Sherwood;


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


Date: December 19, 2002


                                              By:      /s/  CHRISTOPHER J. WILLI
                                                 -------------------------------
                                                        Christopher J. Willi
                                                  Chief Financial Officer,
                                                   Secretary

                                 Exhibit Index

Exhibit No.  Description
----------   -----------

99.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

99.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.