Form 10-Q
period 2003-01-31
SHERWOOD BRANDS INC
filed 2003-03-14
CIK 1053178

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended: 01/31/03

Commission file number: 1-14091

SHERWOOD BRANDS, INC.
(Exact name of Registrant as specified in its charter)

North Carolina	56-1349259
(State or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification No.)

1803 Research Blvd. Suite 201, Rockville MD 20850
(Address of principal executive offices)

Registrant’s telephone number, including area code: 301-309-6161

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirement for the past 90 days. Yes ☒  No ☐

The number of shares outstanding of issuer’s Class A Common Stock, $.01 par value per share, as of March 6, 2003 was 2,993,476. The number of shares outstanding of issuer’s Class B Common Stock, $.01 par value per share, as March 6, 2003 was 1,000,000. The Class B Common Stock is not publicly traded.

Transitional Small Business Disclosure Format (check one):

Yes ☐   No ☒

SHERWOOD BRANDS, INC.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Unaudited

	January 31, 2003	July 31, 2002
	(unaudited)	(audited)

Assets
Current assets
Cash and cash equivalents	228,683	709,247
Accounts receivable, less allowance of $284,000 and $189,000	6,610,681	2,547,452
Inventory	15,979,694	15,956,145
Income taxes receivable	126,164	1,555,078
Other current assets	631,452	450,375
Deferred taxes on income	512,000	512,000

Total Current Assets	24,088,674	21,730,297

Net property and equipment	7,490,784	7,350,488

Goodwill	2,001,330	2,001,330

Other assets	414,938	308,839

TOTAL ASSETS	33,995,726	31,390,954

Liabilities and Stockholders’ Equity
Current liabilities
Line of credit	10,133,909	8,203,971
Current portion of long-term debt	481,111	90,000
Current portion of capital lease obligation	15,718	15,718
Accounts payable	4,991,204	5,833,301
Accrued expenses	2,016,653	1,368,928
Income taxes payable	—	—

Total current liabilities	17,638,595	15,511,918

Deferred taxes on income	331,000	331,000
Long-term debt	1,534,291	1,722,000
Obligations under capital lease	431,405	438,696

TOTAL LIABILITIES	19,935,291	18,003,614

Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, Class A, $.01 par value, 30,000,000 shares authorized, 2,993,476 and 1,150,000 shares issued and outstanding	29,935	29,869
Common stock, Class B, $.01 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in-capital	9,827,624	9,816,856
Retained earnings	4,192,876	3,561,754
Accumulated other comprehensive income / (loss)	—	(31,139)

TOTAL STOCKHOLDERS’ EQUITY	14,060,435	13,387,340

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	33,995,726	31,390,954

See accompanying summary of accounting policies and notes to consolidated financial statements.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	THREE MONTHS ENDED JANUARY 31,		SIX MONTHS ENDED JANUARY 31,
	Unaudited		Unaudited
	2003	2002	2003	2002

Net sales	$19,390,601	$15,931,434	$37,852,813	$36,978,318
Cost of sales	14,343,300	11,054,530	27,299,042	25,339,089
Gross profit	5,047,301	4,876,904	10,553,771	11,639,229

Selling, general and administrative expenses	2,748,809	2,548,744	5,312,509	5,003,147
Pre-Production costs	880,440	—	1,384,376	—
Salaries and related expenses	1,283,401	1,305,121	2,458,409	2,675,052
Total operating expenses	4,912,650	3,853,865	9,155,294	7,678,199
Income (loss) from operations	134,651	1,023,039	1,398,477	3,961,030

Other income (expense)
Interest income	233	2,893	2,492	3,880
Interest expense	(196,015)	(140,784)	(337,072)	(288,661)
Other (expense) income	(63,711)	24,696	(62,175)	(14,126)
Total other (expense) income	(259,493)	(113,195)	(396,755)	(298,907)
(Loss) income before provision (benefit) for taxes on income	(124,842)	909,844	1,001,722	3,662,123
Provision (benefit) for taxes on income	(46,977)	298,354	370,637	1,321,413
Net (loss) income	$(77,865)	$611,490	$631,085	$2,340,710

Net (loss) income per share-basic	$(0.02)	$0.17	$0.16	$0.63
-diluted	(0.02)	0.14	0.15	0.53

Weighted average shares outstanding
-basic	3,993,476	3,705,476	3,993,476	3,702,738
-diluted	3,993,476	4,433,723	4,326,082	4,389,596

See accompanying summary of accounting policies and notes to consolidated financial statements.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six months ended January 31,
	Unaudited
	2003	2002

Cash flows from operating activities
Net income	$631,085	$2,340,710
Adjustments to reconcile net income to net Cash used in operating activities
Depreciation expense	446,253	198,667
Provision for inventory obsolescence	137,376	133,834
Provision for doubtful accounts	97,696	246,355
(Increase) decrease in assets
Accounts receivable	(4,160,925)	(5,529,065)
Inventory	(160,925)	186,984
Other current assets	1,247,837	(236,768)
Other assets	(106,099)	2,842
Increase (decrease) in liabilities
Accounts payable	(842,097)	884,288
Accrued expenses	678,901	253,545
Income taxes payable	—	(42,517)
Net cash used in operating activities	(2,030,898)	(1,561,125)

Cash flows from investing activities
Capital expenditures	(586,549)	(272,341)
Net cash used in investing activities	(586,549)	(272,341)

Cash flows from financing activities
Net borrowings on line of credit	1,929,938	2,386,749
Exercise of Stock options	10,834	—
Borrowings on Debt	350,000	—
Payments on Debt	(153,889)	42,296
Net cash provided by financing activities	2,136,883	2,429,045

Net increase (decrease) in cash and cash equivalents	(480,564)	595,579

Cash and cash equivalents, at beginning of period	709,247	385,195
Cash and cash equivalents, at end of period	$228,683	$980,774

See accompanying summary of accounting policies and notes to consolidated financial statements.

1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Sherwood Brands, Inc., and its direct and indirect wholly-owned subsidiaries, Sherwood Brands, LLC, a Maryland limited liability company, Sherwood Brands of RI Inc., a Rhode Island corporation, Sherwood Brands Overseas, Inc., a Bahamas entity, and Asher Candy, Inc., a Wyoming corporation (collectively referred to herein as, “we”, “our” “us” or, the “Company”). All material inter-company transactions and balances have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s amended Annual Report and Form 10-K/A filed on December 20, 2002.

2.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Sherwood Brands, Inc. was incorporated in December 1982 in the State of North Carolina. Sherwood Brands, Inc. is engaged in the manufacture, marketing and distribution of a diverse line of brand name candies, cookies, chocolates and gifts. The Company manufactures jelly beans, lollipops, biscuits and soft and hard candies and assembles seasonal gift items including gift baskets for Christmas and Easter. The Company’s principal branded products are COWS(TM) butter toffee candies, DEMITASSE(R) biscuits, RUGER(R) wafers, SMILE POPS(R) lollipops, STRIP-O-POPS(R) lollipops and ELANA(R) Belgian chocolates. The Company also markets SOUR FRUIT BURST(TM) fruit-filled hard candies, as well as holiday specialty products, such as PIRATE’S GOLD COINS(R) milk chocolates for Christmas and TOKENS OF LOVE(TM) milk chocolates for Valentine’s Day. The Company’s marketing strategy, including its packaging of products, is designed to maximize freshness, taste and visual appeal, and emphasizes highly distinctive, premium quality products that are sold at prices that compare favorably to those of competitive products. The Company believes that all of its operations are part of the confectionery industry and it currently reports as a single industry segment.

Sherwood Brands, Inc. has the following subsidiaries:

•                  Sherwood Overseas, Inc. was incorporated in July 1993 in the Bahamas to market and distribute the Sherwood lines of confectionery products internationally.

•                  Sherwood Brands of RI, Inc. was incorporated in September, 1998 in the state of Rhode Island. Sherwood Brands of RI, Inc. d/b/a E. Rosen Company manufactures hard candies and jelly beans and assembles and markets gift items and baskets to chains such as Wal-Mart, Kmart and CVS.

•                  Sherwood Acquisition Corporation was incorporated in April 2002 in the State of Wyoming. On May 1, 2002, Sherwood Acquisition merged with and into Asher Candy Acquisition Corporation, a Wyoming corporation, that manufactured candy canes and other hard candies under the “Asher” name. The surviving corporation of the merger is Asher Candy Acquisition Corporation, which changed its name to Asher Candy, Inc. The Company issued an aggregate of 270,559 shares of its Class A common stock, then valued at $1,675,000, to the shareholders of Asher Candy Acquisition Corporation in consideration for the transaction, subject to claims for indemnification and adjustments based on a final audit. The Company also issued warrants exercisable for 38,652 shares of its Class A common stock, valued at $108,000.

3.  INTERIM FINANCIAL INFORMATION

The financial information as of January 31, 2003 and for the three and six months ended January 31, 2003 and 2002 is un-audited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for the fiscal year.

4.  ACQUISITION

On May 1, 2002, the Company acquired all of the outstanding common stock of Asher Candy Acquisition Corporation, a Wyoming corporation with operations located in New Hyde Park, New York, that manufactured candy canes and other hard candies under the “Asher” name. The purchase price paid to the shareholders of Asher Candy Acquisition Corporation in consideration for the transaction was approximately $1,786,000 consisting of an aggregate of 270,559 shares of the Company’s Class A common stock, then valued at $6.20 per share, or $1,675,000, subject to claims for indemnification and warrants exercisable for 38,652 shares of Sherwood Brands Class A common stock valued at $108,000. The Company valued the common shares at the closing market price on April 30, 2002 and valued the warrants using the Black-Scholes options pricing method.  Under the terms of the merger agreement, for a period of 30 days commencing on April 25, 2003, the Asher shareholders have the right to sell to the Company one-half of the shares issued to them at a price of $4.50 per share.  This put right is only exercisable if, among other things, the prior day’s closing price of the Company’s Class A Common Stock on the American Stock Exchange was below $4.50 per share.

The following proforma information sets forth the consolidated results of operations for the three months ended January 31, 2002 and six months ended January 31, 2002 assuming that Company had acquired Asher on August 1, 2001:

	Three Months ended January 31, 2002	Six Months Ended January 31, 2002

Net sales	$18,201,547	$41,841,209
Income before provision for income taxes	1,352,515	3,885,978
Net Income	909,001	2,448,166
Earnings per share—basic	$0.25	$0.61
Earnings per share—diluted	$0.21	$0.57

5.  INVENTORY

Inventory consists of raw materials, packaging materials; components used in assembly, work-in-process and finished goods and are stated at the lower of cost or market. Cost is determined by the FIFO (first-in, first-out) method.

Inventory consists of the following:

	JANUARY 31 2003	JULY 31 2002
	(UNAUDITED)	(AUDITED)

Raw materials and ingredients	$1,376,013	$868,319
Components used in assembly	2,839,751	1,200,576
Packaging materials	3,818,164	2,850,910
Work-in-process	704,757	667,697
Finished product	8,078,713	11,069,470
	16,817,398	16,656,972
Less reserve for inventory allowance	(837,804)	(700,827)
	$15,979,594	$15,956,145

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

7.  INCOME TAXES

The income tax rate utilized on an interim basis is based on the Company’s estimate of the effective income tax rate for the fiscal year ending July 31, 2003, which approximates 37%.

8.  EARNINGS PER SHARE

Earnings per share are based on weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three and six months ended January 31, 2003 and January 31, 2002

For the three months ended January 31, 2002	Income	Shares	Per Share Amount
Basic Earnings per Share
Income available to common shareholders	$611,490	3,705,476	$0.17
Effect of dilutive stock options		728,248
Dilutive earnings per share	$611,490	4,433,723	$0.14

For the six months ended January 31, 2003	Income	Shares	Per Share Amount
Basic Earnings per Share
Income available to common shareholders	$631,085	3,993,476	$0.16
Effect of dilutive stock options		332,606
Dilutive earnings per share	$631,085	4,326,082	$0.15

For the six months ended January 31, 2002	Income	Shares	Per Share Amount
Basic Earnings per Share
Income available to common shareholders	$2,340,710	3,702,738	$0.63
Effect of dilutive stock options		686,858
Dilutive earnings per share	$2,340,710	4,389,596	$0.53

9.  CONTINGENCY

The Company is from time to time, involved in litigation incidental to the conduct of its business. The Company is currently involved in several actions.  In particular, the Company’s landlord at its Rhode Island facility has named the Company as a defendant in an action seeking security for claims relating to the lease agreement. The Company deposited $180,000 with the registry of the court relating to claims for payment of real estate taxes, water and sewer, rent of other occupied space and repair expenses. In September 2002, the landlord claimed other breaches of the lease agreement, alleging an obligation of $932,000 under the lease and demanded $750,000 to settle the disputes. The Company has claims against the landlord it is pursuing and continues to occupy space at the leased premises. The Company has accrued amounts to cover current charges. Management does not believe that the outcome of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition of the Company.

10.  LICENSING AGREEMENTS

During the quarter ended January 31, 2003, the Company entered into a license agreement to incorporate products into gift sets and a license agreement to manufacture candy canes using a licensed brand name. Under these agreements, the Company pays royalty of 2% of net sales and the agreements are for terms of two to three years.

The products will be incorporated into the Company’s gift set items during the Christmas and Easter holiday seasons but the agreement is effective as of January 2003. The Company paid $3,500 as an advance fee for the license, which is to be offset against any royalties due. The Company incurred $177,974 in royalties during the quarter ended January 31, 2003 and $243,674 during the six months ended January 31, 2003 under these and other license agreements. The Company is currently pursuing other licenses with similar terms and conditions.

11.  CREDIT FACILITY

During the quarter ended January 31, 2003, the Company was in violation of its business and financial covenants with the line of credit agreement.  The Company has been in discussions with the Bank in changing the covenants relating to the credit agreement and the Company believes that the Bank will support the changes going forward.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Such statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described under “Risk Factors” in our amended Annual Report, on Form 10-K, filed with the Commission on December 20, 2002. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements. Significant estimates in our financial statements include the accounts receivable and inventory reserves. We continually evaluate these reserves based upon historical experience. Although actual results could differ from those disclosed, management feels that the estimates used to establish the reserves are conservative in nature. Furthermore, management believes that it would be unlikely that the reserve level would be materially different from any other independently prudently established reserve.

On May 1, 2002, we acquired all of the outstanding common stock of Asher Candy Acquisition Corporation, a Wyoming corporation with operations located in New Hyde Park, New York, that manufactured candy canes and other hard candies under the “Asher” name. The purchase price paid to the shareholders of Asher Candy Acquisition Corporation in consideration for the transaction was approximately $1,786,000, consisting of an aggregate of 270,559 shares of our Class A common stock valued at $6.20 per share, or $1,675,000, subject to claims for indemnification and warrants exercisable for 38,652 shares of our Class A common stock valued at $108,000. We valued the common shares at the closing market price on April 30, 2002 and valued the warrants using the Black-Scholes options pricing method.  Under the terms of the merger agreement, for a period of 30 days commencing on April 25, 2003, the Asher shareholders have the right to sell to us one-half of the shares issued to them at a price of $4.50 per share. This put right is only exercisable if, among other things, the prior day’s closing price for our common stock on the American Stock Exchange was below $4.50 per share.   During the quarter ended January 31, 2003, we included the operating results of Asher Candy in our consolidated results. Asher Candy generated $2.3 million of net sales during the quarter ended January 31, 2003 and $9.8 million of net sales for the six months ended January 31, 2003.

During the eighteen months ended January 31, 2003, we entered into thirteen licensing agreements to incorporate our products into gift sets and to manufacture candies and wafers under license from the trademark holders. The royalty rates for these licenses range from 2% to 10% of net sales and are for terms of two to three years. The products to be incorporated into our gift set items are primarily for the Christmas and Easter selling season. We also entered into an agreement to produce everyday candies and wafers under the license from the trademark holder. We paid $195,000 in advance fees for the rights under the licensing agreements which may be offset against any royalties due. During the quarter and six months ended January 31, 2003, we incurred $177,974 and $243,674 of royalty expense, respectively. We are currently pursuing other licenses with similar terms and conditions. We expect to generate sales from the license agreements in this fiscal year ending July 31, 2003, but expect that the greatest impact will occur beginning in the year ending July 31, 2004.

On May 31, 2002, we closed our Rhode Island manufacturing facility, which occupied five stories in an old building. All the production equipment, together with the electrical, piping, steam and air-conditioning were disassembled and transferred to our expanded Chase City, Virginia facility. The Chase City facility occupies 65,000 square feet, including 25,000 square feet of newly constructed space. We also maintain a 73,000 square foot facility at Keysville, Virginia (about 20 miles from Chase City, Virginia). We expect to operate these facilities as a single manufacturing and distribution facility under one plant management for all products produced at the Chase City facility. Because the Chase City facility was not fully operational, the transition period resulted in decreased sales for seasonal merchandise for the quarter and six months ended January 31, 2003.  The impact of this transition also resulted in approximately $1.4 million of pre-production costs or 4% of net sales. Christmas and Easter gift sets and gift baskets are distributed at the Rhode Island and Massachusetts facilities. We source product primarily from the Pacific Rim. We are continually looking to further reduce costs by more efficient sourcing.  We are exploring the options of using contract manufacturing in China and South America as a way to reduce overall manufacturing costs and improve gross margins.

Factors Affecting the Performance in the Quarter Ended January 31, 2003.

After September 11, 2001, the total consumer market experienced a major slow down. As a result, some of our larger customers delayed their shipments of our products, and held their inventory at our facilities. We were forced to hold inventory for these customers for a period of up to twelve months. During the quarter ended January 31, 2003, approximately $1.0 million of the goods were shipped out to our customers.

On September 30, 2002, 29 west coast sea ports were shut down and remained closed as contract negotiations between dockworkers and shipping companies broke off negotiations for new contracts. The shutdown occurred during our peak inventory shipping period for orders for the holiday season. In mid-October 2002, the President of the United States signed an order under the Taft-Hartley Act to reopen the sea ports and put a moratorium on the strike for 60 days. The shutdown effected our first quarter shipments to customers. A large amount of our inventory containers, which were to be received by our customers, remained either at sea ports or on shipping vessels. In addition, empty containers, which we needed to move other inventory, were not brought back to ports in the Pacific Rim. In mid-October 2002, our inventory began to be released for shipment to our facility in New Bedford, Massachusetts. A slow down by the longshoremen on shipping inventory is still prevalent. Our first quarter revenues were impacted by the shut down and resulted in a delay of sales into the second quarter. During the quarter ended January 31, 2003, approximately $3.5 million of these goods were shipped to our customers.

Results of Operations

THREE MONTHS ENDED January 31, 2003 and 2002

Net sales for the three months ended January 31, 2003 and 2002 were $19,390,601 and $15,931,434 respectively. Net sales increased 21.7% due to increased sales of gift items to Wal-Mart of approximately $1.4 million, which was a carry over from the first quarter sales and $2.1 million in net sales of gift set items for the Christmas holiday compared to Sam’s Club, Wal-Mart and Dollar General accounted for approximately 20%, 10.5% and 10.3% of sales during the three months ended January 31, 2003, respectively, and Sams Club, Wal-Mart and Dollar General accounted for approximately 24%, 16% and 8% of the sales for the prior year’s comparable period, respectively.  The reduction in sales to Sam’s Club and Wal-mart was a result of specialty gift items that where not part of their Christmas seasonal items.

Gross profit for the three months ended January 31, 2003 and 2002 were $5,047,301 and $4,876,904, respectively.  During the three months ended January 31, 2003, gross margins decreased to 26% as percent of sales from 30.6% during the prior year’s comparable period. The decrease in earnings was attributable largely to the low efficiency levels at our manufacturing facility in Chase City, Virginia.  The facility’s operations were running at a 38% production level during the three months ended January 31, 2003.  The decrease in the production levels created unfavorable labor conditions, and material variances in packaging and raw materials of approximately $1.3 million having a 6.7% effect to the gross margins for the period ended January 31, 2003. We incurred $350,000 of additional freight and duty costs associated with the west coast dockworkers strike.  The inefficiency and decreased production levels at the facility and the additional freight and duty costs due to the dockworkers strike represented approximately 8.5% of the gross margin decrease as a percent of net sales during the quarter ended January 31, 2003.

During the three months ended January 31, 2003 and 2002, selling, general and administrative expenses increased to $2,748,809 from $2,548,744, respectively, but decreased to 14.2% from 16.0% as a percent of sales, respectively. The decrease as a percent of sales was largely due to $135,000 decrease in broker commissions and a $65,000 decrease in advertising and promotional expense.

Pre-productions costs accounted for $880,440, or 4.5% as percent of sales for the three months ended January 31, 2003, as a result of the training and decreased production levels at the Chase City, Virginia facility.  No comparable costs or expense were incurred for the three months ended January 31, 2003.  We anticipate additional costs associated with the Chase City, Virginia facility in the third quarter as we reduce and reorganize the plants’ operations.

During the three months ended January 31, 2003 and 2002, salaries and related expenses decreased to $1,283,401 from $1,305,121, respectively, and decreased to 6.6% from 8.2% as a percent of sales, respectively. This decrease was mainly attributable to a reduction of our overhead.

Operating expenses increased to $4,912,650 for the three months ended January 31, 2003 from $3,853,865 for the three months ended January 31, 2002 an increase of 1.1% as a percent of sales. The increase as a percentage of sales was largely due to increased pre-production costs of $880,440 associated with the Chase City, Virginia facility, increased freight and duty costs of $273,000 and additional travel costs of $41,000 for trips to China.  The increase was partially offset by decreased brokers commissions of $135,000.

Income from operations for the three months ended January 31, 2003 was $134,651, as compared to $1,023,039 for the prior year’s comparable period. The reduction was primarily the result of the pre-production costs discussed above.

Interest income decreased to $233 during the three months ended January 31, 2003 from $2,893 during the three months ended January 31, 2002. Interest expenses increased to $196,015 during the three months ended January 31, 2003 from $140,784 during the three months ended January 31, 2002.  Although we had lower interest rates on our working capital line and term facilities, the increase is due to term debt from the merger with Asher Candy, which was $1.3 million on May 2002. Other income (expense) increased to ($63,711) from a $24,696 due to realized losses on foreign exchange currency purchases.

The income tax rate utilized for the three-month period is based on our estimate of the effective tax rate for the fiscal year ending July 31, 2003, which approximates 37%.

As a result of the foregoing, we incurred a net loss of $77,865, for the three months ended January 31, 2003, compared to net income of $611,490 for the prior year’s comparable period, or (0.4%) compared to 3.8% as percent of sales.

SIX MONTHS ENDED January 31, 2003 AND 2002

Net sales for the six months ended January 31, 2003 and 2002 were $37,852,813 and $36,978,318 respectively. Net sales increased 2.36% primarily due increased net sales of gift items for the Christmas holiday. Sam’s Club, Big Lots and Dollar Tree accounted for approximately 14%, 11% and 9% of sales, respectively during the six months ended January 31, 2003, and Sam’s Club, Wal-Mart and Dollar General accounted for the period approximately 36%, 10% and 9% of sales, respectively, for the prior year’s comparable period.

For the six months ended January 31, 2003 and 2002 gross margins decreased to $10,553,771 from $11,639,229, respectively, and decreased to 27.9% and 31.5% as percent of sales, respectively. The decrease in earnings was attributable to the low efficiency levels at our Chase City, Virginia facility.  The facility ran at a 38% production level during the six months ended January 31, 2003.  The decrease in the production levels created unfavorable labor conditions and material variances in packaging and raw materials of approximately $1.6 million, or 4.2% effect to the gross margins for the six month period ended January 31, 2003.  We incurred $515,000 of additional freight and duty costs associated with the west coast dockworkers strike.  The inefficiency and decreased production levels at the facility and the additional freight and duty costs incurred due to the dockworkers strike amounted to approximately 5.6% of the decrease as a percent of sales during the six months ended January 31, 2003.

During the six months ended January 31, 2003 and 2002, selling, general and administrative expenses decreased to $5,312,147 from $5,003,147 and increased to 14.0% from 13.5% as a percent of sales, respectively. The decrease as a percent of sales was largely due to reduction in warehouse freight of $135,000 and a increase of $174,000 in travel expenses, of which approximately $85,000 was for trips to China.

Pre-productions costs accounted for $1,384,376, or 3.7% as percent of sales, for the six months ended January 31, 2003, as a result of the training required for, and decreased production levels experienced, at the Chase City, Virginia facility.  No comparable costs or expense was incurred for the six months ended January 31, 2002.

During the six months ended January 31, 2003, salaries and related expenses decreased to $2,458,409 from $2,675,052 during the six months ended January 31, 2002, or 6.5% from 7.2% as a percent of sales. This decrease was mainly attributable to a decrease in personnel overhead.

As a result, operating expenses for the six months ended January 31, 2003 increased to $9,155,294 from $7,678,199 for the six months ended January 31, 2002 and increased to 24.2% from 20.8%, respectively, as a percent of sales. The increase as a percentage of sales was largely due to increased pre-production costs of $1,384,376 at the Chase City, Virginia facility and freight costs of $515,000.  the increase was partially  offset by $293,000 decrease in brokers commissions, a $172,000 decrease in professional fee and $174,000 of additional travel costs, of which $85,000 resulted from trips to China.

Income from operations for the six months ended January 31, 2003 was $1,398,477, as compared to $3,961,030 for the prior year’s comparable period.

For the six months ended January 31, 2003, interest income decreased to $2,492 from $3,880 for the six months ended January 31, 2002. For the six months ended January 31, 2003, interest expenses increased to $337,072 from $288,661 for the six months ended January 31, 2002 due to an increase in our term debt financing associated with the merger with Asher Candy.

For the six months ended January 31, 2003, other income (expense) increased to ($62,175) from ($14,126) for the six months ended January 31, 2002 due to realized losses on foreign exchange currency purchases.

The income tax rate utilized for the six-month period is based on our estimate of the effective tax rate for the fiscal year ending July 31, 2003, which approximates 37%.

As a result of the foregoing, we earned net income of $631,085 for the six months ended January 31, 2003, compared to net income of $2,340,710 for the prior year’s comparable period, or a decrease of 1.7% from 6.3% as percent of sales. The reduction was primarily due to approximately $1.4 million in inefficiency in production at our manufacturing facility in Chase City, Virginia, $515,000 of freight and duty costs associated with the dockworkers strike and $174,000 of additional travel costs, of which $85,000 resulted from trips to China.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements have been to fund the purchase, manufacture and commercialization of our products. We finance our operation and manufacturing with cash flow from operations and bank financing. Our working capital at January 31, 2003 and July 31, 2002 were $6,450,079 and $6,218,379, respectively.

Net cash used in operating activities for the six months ended January 31, 2003 and 2002, was $2,030,898 and $1,561,125, respectively. The increase in cash used by operating activities was due primarily to increases in inventory allowance, accrued expenses, income taxes payable and inventory, which were partially offset by a decrease in accounts receivable, as well as decreases in net income and accounts payable.

Net cash used in investing activities for the six months ended January 31, 2003 and 2002 increased to $586,549 from $272,341, respectively, primarily due to the purchase of four candy cane production equipment lines and capital improvements for our facility in Chase City, Virginia.

Net cash provided by financing activities for the six months ended January 31, 2003 and 2002 was $2,136,883 and $2,429,045, respectively. This decrease was primarily due to decreased reliance on borrowings under our line of credit to finance working capital needs for seasonal materials. The borrowings for the period ended January 31, 2003 was approximately $10,134,000 as compared to $8,204,000 for the prior years comparable period. The impact of higher borrowings was offset somewhat by lower interest rates. We have $14,866,000 of our $25,000,000 line of credit available to meet additional seasonal needs to purchase and manufacture inventory.

Principal payments for our long-term debt for the twelve months ending January 31, 2004 are $496,829. We believe that cash provided by operations will be sufficient to finance our operations and fund debt service requirements for the next twelve months.

Schedule of Contractual Obligations

		Payments Due by Period
Contractual Obligation	Total	Less Than 1 year	1-3 years	After 4 years
Long-Term Debt	$2,015,402	$481,111	$1,204,403	$329,888
Capital Lease Obligation	447,123	15,718	50,123	381,282
Licensing Agreements	481,500	—	481,500	—
Operating Leases	965,687	295,677	435,166	234,844
Total Contractual Obligation	$3,909,712	$792,506	$2,171,192	$946,014

Schedule of Commercial Commitments

		Amount of Commitment expiration per period
Commercial Commitments	Total	Less Than 1 year	1-3 years	After 4 years
Line of Credit(*)	$25,000,000	—	$25,000,000	—
Total Contractual Obligation	$25,000,000	—	$25,000,000	—

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

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

As a result of our variable rate line of credit, we are exposed to the risk of rising interest rates. Our $25,000,000 line of credit had an interest rate ranging from 4.04% to 3.69% for the three months ended January 31, 2003 and 4.2% to 3.69% for the six months ended January 31, 2003. Our long-term debt is at variable market tax-exempt rates, which exposes us to fluctuations in the market. However, since the rate is based on the tax-exempt rate, it is below the market rate.

We utilize derivative instruments, from time to time, foreign currency forward contracts and currency exchange rate contracts to hedge our market price risk exposures. Foreign currency contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features. In entering into these contracts, we have assumed risk which might arise from possible inability of counter-parties to meet the terms of their contracts. For the quarter ended January 31, 2003, we incurred losses of $73,000 on foreign exchange purchases due to the weak dollar.

Periodically we enter into foreign exchange forward contracts to hedge transactions primarily related to firm commitments to purchase our contract manufactured products from foreign manufactures under terms that provide for payment of goods in foreign currency approximately 60 to 90 days from invoice date. Purchases of COWS butter toffee candies and other candies from manufacturers located in Argentina are paid in U.S. Dollars. Purchases of RUGER wafers, ELANA Belgian chocolate products and Zed Gum Specialty Gum products are purchased from manufacturers located in Austria, Belgium and Ireland respectively, and are paid for in Euros.

We follow the guidance in SFAS 133 and account for these contracts as cash flow hedges. As of the six months ending January 31, 2003, we had no foreign exchange contracts.  We recognized realized losses of approximately $31,000 related to these derivative instruments in fiscal 2003.

Significant Accounting Policies and Estimates

Our preparation of financial statements in conformity with accounting principals generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that effect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

We provide an allowance for uncollectible accounts receivable based on experience. We consider the following factors in developing an estimate of our allowance for non-payment and the overall economic environment. Although it is reasonably possible that management’s estimate of uncollectible accounts could change in the near future, management is not aware of any events that would result in a change to its estimates which would be material to our financial position or results from operations. For the six months ended January 31, 2003, we had an allowance for doubtful accounts of approximately $284,000.

We provide an allowance for slow moving inventory based on experience and aging of products. We consider the following factors in developing an estimate of our allowance for non-moving of inventory and the overall economic environment. Although it is reasonably possible that management’s estimate of slow moving inventory could change in the near future, management is not aware of any events that would result in change to its estimates which would be material to our financial position or results from operations. For the six months ended January 31, 2003, we had an allowance for slow moving inventory of approximately $837,800.

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

Seasonality and Cylicality; Fluctuation in Quarterly Operating Results

We have experienced and expect to continue to experience variability in revenues and net income from quarter to quarter as a result of seasonality that may accompany private or public sector budget cycles. Sales of our products have historically been higher in the first and second quarters as a result of patterns of spending by our customers.

We also believe that the confectionary industry is influenced by general economic conditions and particularly by the level of change in the economy. Increased levels of consumer spending can have a favorable impact on our revenues. We also believe that the confectionary industry tends to experience periods of decline and recession during economic downturns. The confectionary industry could sustain periods of decline in revenues in the future, and any decline may have a material adverse effect on us.

We could in the future experience quarterly fluctuations in operating results due to the factors described above and other factors, including short-term nature of certain customer commitments; patterns of capital spending by customers; loss of a major customer; seasonality that may accompany private or public budget cycles; pricing changes in response to various competitive factors; market factors affecting availability of qualified personnel and general economic conditions.

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls), and our “internal controls and procedures for financial reporting” (Internal Controls). This evaluation (the Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosure Controls are also designed with the objective of ensuring that the information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent any error and fraud. A control system, no matter how well operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the controls’ implementation and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated by our independent auditors in connection with their audit and review activities. The overall goals of these evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the Internal Controls. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to Sherwood Brands and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time involved in litigation incidental to the conduct of our business. We are currently involved in several actions. In particular, the landlord at our Rhode Island facility has named us as a defendant in an action seeking security for claims relating to the lease agreement. We deposited $180,000 with the registry of the court relating to claims for payment of real estate taxes, water and sewer, rent of other occupied space and repair expenses. In September 2002, the landlord claimed other breaches of the lease agreement alleging an obligation of $932,000 under the lease and demanded $750,000 to settle the disputes. We have claims against the landlord we are pursuing and continue to occupy space at the leased premises. We have accrued amounts to cover current charges. Management does not believe that the outcome of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders (the “Meeting”) was held on January 6th, 2003.

The only matters voted on at the Meeting consisted of the following;

The election of five members to our Board of Directors. The name of each nominee for the election and the number of shares voted and withheld for such nominee, as well as the number of broker non-votes with respect to such matters, are set forth below:

NAME	FOR		WITHHELD	NON-VOTES
Uziel Frydman	9,600,612	*	101,000	0
Amir Frydman	9,600,612	*	102,300	0
Douglas A. Cummins	9,600,612	*	99,700	0
Kenneth J. Lapiejko	9,600,612	*	100,700	0
Guy M. Bynn	9,600,612	*	99,700	0

* Includes 1 million shares of our Class B Common Stock which are entitled to seven votes per share.

Item 6. Exhibits and Reports on Form 8-K

(a)               Exhibits

None.

(b)              Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHERWOOD BRANDS, INC.

Date: March 14, 2003	/s/ Uziel Frydman
President and Chief Executive Officer

Date: March 14, 2003	/s/ Christopher J. Willi
Chief Financial Officer and Secretary

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Uziel Frydman, certify that:

1.                  I have reviewed this quarterly report on Form 10-Q of Sherwood Brands, Inc. (the “Registrant”);

2.                  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this  quarterly report;

3.                  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.                  The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

(b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                  The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.                  The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003

/s/ Uziel Frydman
Uziel Frydman
Chairman, President and Chief Executive Officer,

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Christopher J. Willi, certify that:

1.                  I have reviewed this quarterly report on Form 10-Q of Sherwood Brands, Inc. (the “Registrant”);

2.                  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.                  The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                  The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.                  The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003

/s/ Christopher J. Willi
Christopher J. Willi
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.