Form 10-Q
period 2003-04-30
SHERWOOD BRANDS INC
filed 2003-06-16
CIK 1053178

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities and Exchange Act of 1934

For the quarterly period ended: 04/30/03 Commission file number: 1-14091

SHERWOOD BRANDS, INC.
(Exact name of Registrant as specified in its charter)

North Carolina	56-1349259
(State or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification No.)

1803 Research Blvd. Suite 201, Rockville MD 20850
(Address of principal executive offices)

Registrant’s telephone number, including area code: 301-309-6161

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirement for the past 90 days. Yes  ☒    No  ☐

The number of shares outstanding of issuer’s Class A Common Stock, $.01 par value per share, as of June 10, 2003 was 3,003,476. The number of shares outstanding of issuer’s Class B Common Stock, $.01 par value per share, as June 10, 2003 was 1,000,000. The Class B Common Stock is not publicly traded.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

SHERWOOD BRANDS, INC.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Unaudited

	April 30, 2003	July 31, 2002
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	56,389	709,247
Accounts receivable, less allowance of $273,000 and $126,000	4,628,016	2,547,452
Inventory	10,966,258	15,956,145
Income taxes receivable	1,357,240	1,555,078
Other current assets	564,060	450,375
Deferred taxes on income	512,000	512,000

Total current assets	18,083,963	21,730,297

Net property and equipment	7,324,968	7,350,488

Goodwill	2,001,330	2,001,330

Other assets	339,509	308,839

TOTAL ASSETS	27,749,770	31,390,954

Liabilities and Stockholders’ Equity
Current liabilities
Line of credit	7,207,580	8,203,971
Current portion of long-term debt	481,111	90,000
Current portion of capital lease obligation	15,718	15,718
Accounts payable	5,118,608	5,833,301
Accrued expenses	1,429,328	1,368,928
Income taxes payable	—	—

Total current liabilities	14,252,345	15,511,918
Deferred taxes on income	331,000	331,000
Long-term debt	1,412,090	1,722,000
Obligations under capital lease	427,676	438,696

TOTAL LIABILITIES	16,423,111	18,003,614

Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, Class A, $.01 par value, 30,000,000 shares authorized, 3,003,476 shares issued and outstanding	30,035	29,869
Common stock, Class B, $.01 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in-capital	9,843,774	9,816,856
Retained earnings	1,442,850	3,561,754
Accumulated other comprehensive income (loss)	—	(31,139)

TOTAL STOCKHOLDERS’ EQUITY	11,326,659	13,387,340

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	27,749,770	31,390,954

See accompanying summary of accounting policies and notes to consolidated financial statements

SHERWOOD BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

		THREE MONTHS ENDED APRIL 30,		NINE MONTHS ENDED APRIL 30,
		Unaudited		Unaudited
		2003	2002	2003	2002

	Net sales	$9,482,412	$11,312,184	$47,335,225	$48,290,502
	Cost of sales	7,919,775	9,063,422	35,218,817	34,402,511
	Write-down of inventory	2,192,005	—	2,192,005	—
	Gross profit (loss	(629,368)	2,248,762	9,924,403	13,887,991
	Selling, general and administrative expenses	1,632,931	1,588,005	6,945,440	6,592,152
	Pre-production costs	405,838	393,918	1,790,214	393,918
	Salaries and related expenses	1,249,423	1,102,277	3,707,832	3,777,329
	Total operating expenses	3,288,192	3,084,200	12,443,486	10,763,399
	(Loss) income from operations	(3,917,560)	(835,438)	(2,519,083)	3,124,592
	Other income (expense)
	Interest income	116	460	2,608	4,340
	Interest expense	(126,893)	(114,194)	(463,965)	(402,855)
	Other income	379,673	33,595	317,498	19,469
	Total other income (expense)	252,896	(80,139)	(143,859)	(379,046)
	(Loss) income before provision (benefit) for taxes on income	(3,664,664)	(915,577)	(2,662,942)	2,745,546
	(Benefit) provision for taxes on income	(914,637)	(222,072)	$(544,000)	1,099,341
	Net (loss) income	$(2,750,026)	$(693,505)	$(2,118,941)	$1,646,205

Net (loss) income per share	-basic	$(0.69)	$(0.19)	$(0.53)	$0.44
	-diluted	(0.69)	(0.19)	(0.53)	0.37

	Weighted average shares outstanding
	-basic	4,001,454	3,716,250	3,993,756	3,707,143
	-diluted	4,001,454	3,716,250	3,993,756	4,390,870

See accompanying summary of accounting policies and notes to consolidated financial statements.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine months ended April 30,
	Unaudited
	2003	2002
Cash flows from operating activities
Net (loss) income	$(2,118,941)	$1,646,205
Adjustments to reconcile net income to net Cash used in operating activities
Depreciation expense	719,377	306,566
Provision for inventory obsolescence	146,390	865
Provision for doubtful accounts	157,275	245,742
(Increase) decrease in assets
Accounts receivable	(2,237,837)	(2,123,160)
Inventory	4,843,496	4,274,996
Other current assets	628,153	(142,511)
Other assets	(30,671)	(907,484)
Increase (decrease) in liabilities
Accounts payable	(714,693)	(1,350,139)
Accrued expenses	91,576	284,036
Income taxes payable	—	(384,144)
Net cash provided by operating activities	940,124	1,850,972

Cash flows from investing activities
Capital expenditures	(693,857)	(1,317,836)
Net cash used in investing activities	(693,857)	(1,317,836)

Cash flows from financing activities
Net pay-downs on line of credit	(996,390)	(330,649)
Exercise of Stock options	27,084	—
Borrowings on Debt	350,000	—
Payments on Debt	(279,819)	42,910
Net cash used by financing activities	(899,125)	(287,739)

Net increase (decrease) in cash and cash equivalents	(652,858)	245,397

Cash and cash equivalents, at beginning of period	709,247	385,195
Cash and cash equivalents, at end of period	$56,389	$630,592

See accompanying summary of accounting policies and notes to consolidated financial statements

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

•                  Sherwood Acquisition Corporation was incorporated in April 2002 in the State of Wyoming. On May 1, 2002, Sherwood Acquisition merged with and into Asher Candy Acquisition Corporation, a Wyoming corporation, that manufactured candy canes and other hard candies under the “Asher” name. The surviving corporation of the merger was Asher Candy Acquisition Corporation, which changed its name to Asher Candy, Inc., and is now a wholly-owned subsidiary of Sherwood Brands. The Company issued an aggregate of 270,559 shares of its Class A common stock, then valued at $1,675,000, to the shareholders of Asher Candy Acquisition Corporation in consideration for the transaction, subject to claims for indemnification and adjustments based on a final audit. The Company also issued warrants exercisable for 38,652 shares of its Class A common stock, valued at $108,000.  The Company is currently engaged in litigation with the former shareholders of Asher Candy Acquisition Corporation.

3. INTERIM FINANCIAL INFORMATION

The financial information as of April 30, 2003 and for the three and nine months ended April 30, 2003 and 2002 is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods except for the

$2,192,005 writedown of obsolete inventory recognized in the quarter ended April 30, 2003. Results for interim periods are not necessarily indicative of results to be expected for the fiscal year.

4. ACQUISITION

On May 1, 2002, the Company acquired all of the outstanding common stock of Asher Candy Acquisition Corporation, a Wyoming corporation with operations located in New Hyde Park, New York, that manufactured candy canes and other hard candies under the “Asher” name. The purchase price paid to the shareholders of Asher Candy Acquisition Corporation in consideration for the transaction was approximately $1,786,000, consisting of an aggregate of 270,559 shares of the Company’s Class A common stock, then valued at $6.20 per share, or $1,675,000, subject to claims for indemnification, and warrants exercisable for 38,652 shares of Sherwood Brands Class A common stock, which warrants were valued at $108,000. The Company valued the common shares at the closing market price on April 30, 2002 and valued the warrants using the Black-Scholes options pricing method.  Under the terms of the merger agreement, for a period of 30 days commencing on April 25, 2003, the Asher shareholders had the right to sell to the Company one-half of the shares issued to them at a price of $4.50 per share.    During the quarter ended April 30, 2003, the Asher shareholders notified the Company of their exercise of the put right.  However, because the Company has commenced litigation against the Asher shareholders alleging fraud, calling into question the validity of the put right and seeking damages, the Company determined not to give effect to the put right unless and until the matter is judicially resolved. The Company seeks declaratory and injunctive relief and award of damages against the prior shareholders for violations of the Merger Agreement and for common law fraud and violations of applicable securities laws.  Certain of the Shareholders have filed a counterclaim seeking $7.0 million in damages.  The Company believes that it has defenses to the counterclaim.

The following proforma information sets forth the consolidated results of operations for the three and nine months ended April 30, 2002, as though the acquisition had been completed on August 1, 2001.  The pro forma information for the three months ended April 30, 2002 is the same as the Company’s reported results, since Asher’s entire business relates to manufacturing of Christmas seasonal items.

	Three Months Ended April 30, 2002	Nine Months Ended April 30, 2002
Net sales	$11,312,184	$58,005,438
Income (loss) before provision for	(1,491,287)	3,797,051
income taxes
Net (loss) income	(1,269,755)	2,318,664
Earnings per share—basic	$(0.34)	$0.58
Earnings per share—diluted	$(0.34)	$0.55

5. INVENTORY

Inventory consists of raw materials, packaging materials; components used in assembly, work-in-process and finished goods and are stated at the lower of cost or market. Cost is determined by the FIFO (first-in, first-out) method.

Inventory consists of the following:

	APRIL 30 2003	JULY 31 2002
	(UNAUDITED)	(AUDITED)

Raw materials and ingredients	$582,286	$868,319
Components used in assembly	1,160,692	1,200,576
Packaging materials	2,200,744	2,850,910
Work-in-process	599,398	667,697
Finished product	6,744,528	11,069,470
	11,287,648	16,656,972
Less reserve for inventory allowance	(321,390)	(700,827)
	$10,966,258	$15,956,145

During the quarter ended April 30, 2003, the Company wrote down $1.2 million of packaging materials and inventory resulting from product lines that will no longer be manufactured at the Company’s Chase City facility and $1.0 million of hard candy product lines that will no longer be produced at the Chase City, Virginia facility.  These product lines will be manufactured by the Company’s overseas third party suppliers.

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

7. INCOME TAXES

The Company reversed the provision for income taxes of $370,637 recorded in the first quarter since it will generate a net loss for fiscal year 2003.  In addition, the Company recognized an $544,000 income tax benefit for the carryback of the net operating loss to recover income taxes previously paid.

8. EARNINGS PER SHARE

Earnings per share are based on weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three and nine months ended April 30, 2003 and April 30, 2002

For the three months ended April 30, 2003	Loss	Shares	Per Share Amount

Basic Earnings per Share
Income (loss) available to common shareholders	$(2,750,026)	4,001,454	$(0.69)
Effect of dilutive stock options		—
Dilutive earnings per share	$(2,750,026)	4,001,454	$(0.69)

For the three months ended April 30, 2002	Loss	Shares	Per Share Amount

Basic Earnings per Share
Income (loss) available to common shareholders	$(693,505)	3,716,250	$(0.19)
Effect of dilutive stock options		—
Dilutive earnings per share	$(693,505)	3,716,250	$(0.19)

For the three months ended April 30, 2002	Loss	Shares	Per Share Amount

Basic Earnings per Share
Income (loss) available to common shareholders	$(2,118,941)	3,993,756	$(0.53)
Effect of dilutive stock options		—
Dilutive earnings per share	$(2,118,941)	3,993,756	$(0.53)

For the three months ended April 30, 2002	Loss	Shares	Per Share Amount

Basic Earnings per Share
Income available to common shareholders	$1,646,205	3,707,143	$0.44
Effect of dilutive stock options		536,179
Dilutive earnings per share	$1,646,205	4,243,322	$0.39

9. CONTINGENCY

The Company is, from time to time, involved in litigation incidental to the conduct of its business. The Company is currently involved in several actions.  In particular, the Company’s landlord at its Rhode Island facility has named the Company as a defendant in an action seeking security for claims relating to the lease agreement. The Company deposited $180,000 with the registry of the court relating to claims for payment of real estate taxes, water and sewer, rent of other occupied space and repair expenses. In September 2002, the landlord claimed other breaches of the lease agreement, alleging an obligation of $932,000 under the lease and demanded $750,000 to settle the disputes. The Company has claims against the landlord it is pursuing and continues to occupy space at the leased premises. The Company has accrued amounts to cover current charges. Management does not believe that the outcome of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition of the Company.

The Company is currently involved as Plaintiff in a suit brought before the Circuit Court for Montgomery County, Maryland, presenting claims in connection with the merger agreement under which Sherwood Brands acquired securities of Asher Candy Acquisition Corporation and agreed to sell securities in Sherwood Brands to prior shareholders of Asher Candy.  The complaint alleges that the Company was fraudulently induced to enter into the merger agreement on the basis of, among other things, material misrepresentations and omissions by the shareholders of Asher Candy.   Sherwood Brands seeks declaratory and injunctive relief and award of damages against the former shareholders of Asher Candy for violations of the merger agreement and for common law fraud and violations of applicable securities laws.  Pending resolution of the litigation, the Company has refused to honor the demand of the former shareholders for the Company to repurchase half of the shares issued to them at a price of $4.50 per share. Certain of the shareholders have filed a counterclaim seeking $7.0 million in damages.  The Company believes that it has defenses to the counterclaim.

10. LICENSING AGREEMENTS

During the quarter ended April 30, 2003, the Company entered into a two year license agreement to incorporate products into gift sets and a license agreement to manufacture candy canes using a licensed brand name. Under this agreement, the Company pays a royalty of 12% of net sales .  The products will be incorporated into the Company’s gift set items during the Christmas and Easter holiday seasons but the agreement is effective as of January 2003. The Company paid $35,000 as an advance fee for the license, which is to be offset against any royalties due. The Company incurred $890 in royalties during the quarter ended April 30, 2003 and $244,654 during the nine months ended April 30, 2003 under this and other license agreements. The Company is currently pursuing other licenses with similar terms and conditions.

11. CREDIT FACILITY

During the quarter ended April 30, 2003, the Company was in violation of  certain business and financial covenants under its credit facility relating to the fixed charge coverage ratio and tangible net worth.  As of the filing date of this quarterly report, the Company was still in violation of those financial covenants. The Company is seeking to amend the credit agreement.  The Company has been in discussions with the bank regarding the amendment of the credit agreement and the modification of some of the financial covenants to help ensure the Company’s compliance with those covenants on a going forward basis. The Company believes that the bank will agree to the changes.

During the quarter ended April 30, 2003, the Company entered into a third  amendment and modification to its Loan and Security Agreement allowing for a short term permitted out of formula advance of $300,000 through May 31, 2003.  The short term loan was fully paid during the fourth quarter ending July 31, 2003.

The Company is currently seeking to obtain third party financing for short-term unsecured or subordinated debt to fund the Company’s immediate cash needs during the fourth quarter ending July 31, 2003 and part of first quarter ending October 31, 2003. The Company is close to over advance financing from a source other than the bank for its out of formula advances.  The new financing will provide net cash to the Company in an amount equal to $2,000,000 and an additional $1,000,000 provided from the bank.  All the proceeds of the new financing shall be used by the Company for working capital and or to pay a portion of the outstanding revolving loans.  The new financing shall be secured by assets of the Company and the party extending the new financing will enter into a letter agreement regarding the subordination of the new financing only to the bank, but shall be prior to all other debts of the Company’s right of the shareholders. The new financing will be in form and content as shall be satisfactory to the bank.

The additional $3,000,000 will provide cash needs during the fourth quarter ending July 31, 2003 and part of the first quarter ending October 31, 2003 and is expected to be fully paid off by December 31, 2003 or earlier at which time the Company will have excess availability against its line of credit.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. These statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described under “Risk Factors” in our amended Annual Report, on Form 10-K/A, filed with the Commission on December 20, 2002. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

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

On May 1, 2002, we acquired all of the outstanding common stock of Asher Candy Acquisition Corporation, a Wyoming corporation with operations located in New Hyde Park, New York, that manufactured candy canes and other hard candies under the “Asher” name. The purchase price paid to the shareholders of Asher Candy Acquisition Corporation in consideration for the transaction was approximately $1,786,000, consisting of an aggregate of 270,559 shares of our Class A common stock valued at $6.20 per share, or $1,675,000, subject to claims for indemnification, and warrants exercisable for 38,652 shares of our Class A common stock, which warrants were valued at $108,000. We valued the common shares at the closing market price on April 30, 2002 and valued the warrants using the Black-Scholes options pricing method.  Under the terms of the merger agreement, for a period of 30 days commencing on April 25, 2003, the Asher Candy shareholders had the right to sell to us one-half of the shares issued to them at a price of $4.50 per share.  During the quarter ended April 30, 2003, the Asher Candy shareholders notified us of their exercise of the put right.  However we are  currently involved as Plaintiff in a suit brought before the Circuit Court for Montgomery County, Maryland, presenting claims in connection with the  merger agreement under which we acquired securities of Asher Candy Acquisition Corporation and agreed to sell securities in Sherwood Brands to the former shareholders of Asher Candy in reasonable reliance on shareholders material misrepresentations and omissions.   We are seeking declaratory and injunctive relief and award of damages against the former shareholders of Asher Candy for violations of the merger agreement and for common law fraud and violations of applicable securities  laws.  Pending resolution of the litigation, we have refused to honor the demand of the former shareholders for us to repurchase half of the shares issued to them at a price of $4.50 per share. Some of the former Asher Candy shareholders have filed a counterclaim seeking $7.0 million in damages.  We believe that we have defenses to the counterclaim. During the quarter ended April 30, 2003, we included the operating results of Asher Candy in our consolidated results. Asher Candy generated $0.00 net sales during the quarter ended April 30, 2003 and $9.8 million of net sales for the nine months ended April 30, 2003.

During the twenty two months ended April 30, 2003, we entered into fourteen licensing agreements to incorporate our products into gift sets and to manufacture candies and wafers under license from the trademark holders. The royalty rates for these licenses range from 2% to 12% of net sales and are for terms of two to three years. The products to be incorporated into our gift set items are primarily for the Christmas and Easter selling seasons. We also entered into an agreement to produce everyday candies and wafers under license from the trademark holder. We paid $230,000 in advance fees for the rights under the licensing agreements which may be offset against any royalties due. During the quarter and nine months ended April 30, 2003, we incurred $890 and $244,654, respectively, of royalty expense. We are currently pursuing other licenses with similar terms and conditions. We expect to generate sales from the license agreements in the fiscal year ending July 31, 2003, but hope that the greatest impact will occur beginning in the fiscal year ending July 31, 2004.

On May 31, 2002, we closed our Rhode Island manufacturing facility, which occupied five stories in an old building. All the production equipment, together with the electrical, piping, steam and air-conditioning, were disassembled and transferred to our expanded Chase City, Virginia facility. The Chase City facility occupies 65,000 square feet, including 25,000 square feet of newly constructed space. We also maintain a 73,000 square foot facility at Keysville, Virginia (about 20 miles from Chase City, Virginia). We expected to operate these facilities as a single manufacturing and distribution facility under one plant management for all products produced at the Chase City facility. Because of the Chase City manufacturing facility  inefficiencies and production levels running at 45% on a daily basis , the transition period resulted in decreased sales for seasonal merchandise for the three months and nine months ended April 30, 2003.  The impact of this transition  resulted in approximately $1.8 million of pre-production costs, or 4% of net sales and resulted in a write down of impaired film and packaging inventory of approximately $2.2 million or 4.6% of net sales. The inventory write-down was a direct result of our decision in the third quarter to shift certain production to our overseas third party manufacturing suppliers. We have reduced our work force from 280 employees to 68 at the Chase City facility, and are currently in the process of moving hard candy production to our third party manufacturing suppliers overseas. We anticipate that additional expenses may arise due to movement from Chase City to our overseas suppliers.

Our Christmas and Easter gift sets and gift baskets are distributed from our Rhode Island and Massachusetts facilities. We source product primarily from the Pacific Rim. We are continually looking to further reduce costs through more efficient sourcing.  We are currently shifting assembly and manufacturing to China and South America as a way to reduce overall assembly and manufacturing costs and improve gross margins.

We did not exercise the options on our office and assembly facility in Rhode Island and plan to vacate the location on March 31, 2004.  After March 31, 2004, our New Bedford, Massachusetts facility together with a planned West Coast facility will be utilized to improve our shipping costs and assembly of our products.

Factors Affecting Performance in the Quarter Ended April 30, 2003.

On September 30, 2002, 29 west coast sea ports were shut down and remained closed as contract negotiations between dockworkers and shipping companies broke off negotiations for new contracts. The shutdown occurred during our peak inventory shipping period for orders for the holiday season. In mid-October 2002, the President of the United States signed an order under the Taft-Hartley Act to reopen the sea ports and put a moratorium on the strike for 60 days. The shutdown affected our first quarter shipments to customers. A large amount of our inventory containers, which were to be received by our customers, remained either at sea ports or on shipping vessels. In addition, empty containers, which we needed to move other inventory, were not brought back to ports in the Pacific Rim. In mid-October 2002, our inventory began to be released for shipment to our facility in New Bedford, Massachusetts. A slowdown by the longshoremen involved in shipping inventory was still prevalent. Our first quarter revenues were impacted by the shut down and resulted in a delay of approximately $6.0 million in sales.  Approximately $3.5 million was shipped out during the second quarter and approximately $2.5 million of the remaining inventory will be shipped during the first and second quarter of fiscal year 2004.

Results of Operations

Three Months Ended April 30, 2003 and 2002

Net sales for the three months ended April 30, 2003 and 2002 were $9,482,412 and $11,312,184, respectively. Net sales decreased 16.2% due to decreased sales of manufactured hard candy of approximately $1.3 million and decreased sales of manufactured soft candy of $0.5 million for the Valentine’s Day and Easter seasons. The decrease was primarily the result of production through put and quality inefficiencies at our Chase City, Virginia manufacturing facility, which prevented us from filling orders. Sam’s Club, Wal-Mart and Kmart accounted for approximately 23%, 21% and 9% of sales during the three months ended April 30, 2003, respectively, and

Wal-Mart, Kmart and Sam’s Club accounted for approximately 32%, 18% and 9% of the sales for the prior year’s comparable period, respectively.  The reduction in sales to Sam’s Club and Wal-mart was a result of sales in the prior years of specialty gift items as part of their Easter seasonal items,  including shadow boxes, steamer trunks and leather clocks, which were a one time order in fiscal year 2002.

Gross profit (loss) for the three months ended April 30, 2003 and 2002 were ($629,368) and $2,248,762, respectively.  During the three months ended April 30, 2003, gross margins decreased to (6.6%) as percent of net sales from 19.9% during the prior year’s comparable period. The decrease in earnings was largely attributable to the production through put and quality inefficiencies at our manufacturing facility in Chase City, Virginia.  The facility’s operations were running at a 45% production level during the three months ended April 30, 2003.  The decrease in the production levels created unfavorable labor costs and material variances in packaging and raw materials which resulted in $0.6 million loss, which was expensed in the current period.  This reduced our gross margins for the three months ended April 30, 2003 by 6.3%. The inefficiency and decreased production levels at the facility represented approximately 7.4% of the gross margin decrease as a percent of net sales during the quarter ended April 30, 2003. Write down of inventory of $2,192,005, or 23.1% for the three months ended April 30, 2003, resulted from  impaired film and packaging materials at our Chase City, Virginia facility for product lines that will be no longer manufactured at the plant. These lines will be purchased from overseas suppliers which we currently purchase from.  We may incur additional expenses in the fourth quarter as we reduce and reorganize the plant’s operations.

During the three months ended April 30, 2003 and 2002, selling, general and administrative expenses increased to $1,632,931 from $1,588,005, respectively, and increased to 17.2% from 14.0% as a percent of sales, respectively. The increase as a percent of sales was largely due to a $90,000 increase in broker commissions and $47,000 in shipping violations resulting from not meeting shipping dates for our customers, and was partially offset by a $92,000 reduction in legal expense.

Pre-production costs increased to $405,838 during the three months ended April 30, 2003 from $393,918 during the three months ended April 30, 2003, or 3% as a result of increased training costs and inefficiencies at our Chase City, Virginia facility.  We anticipate incurring additional costs associated with the Chase City, Virginia facility in the fourth quarter as we reduce and reorganize the plant’s operations.

During the three months ended April 30, 2003 and 2002, salaries and related expenses increased to $1,249,423 from $1,102,277, respectively, and increased to 13.2% from 9.7% as a percent of sales, respectively. This increase was mainly attributable to  an increase of $8,000 in contract labor associated with the design and artwork for our 2004 Christmas seasonal items, a $12,000 increase resulting from the hiring of additional staff in our sales and marketing department, an additional $50,000 of workmen’s comp insurance premiums charged to corporate overhead and an additional $77,000 of health insurance costs.

Operating expenses increased to $3,288,192 for the three months ended April 30, 2003 from $3,084,200 for the three months ended April 30, 2002, an increase of 6.6% as a percent of sales. The increase as a percentage of sales was largely due to increased pre-production costs of $406,000 associated with the Chase City, Virginia facility compared to $394,000 in the prior period, $47,000 in shipping violations resulting from our inability to meet shipping dates for our customers and additional brokers commissions of $90,000, which  was partially offset by a $92,000 reduction in legal expenses, an increase in contract labor of $8,000 and additional overall labor cost of $139,000.

Loss from operations for the three months ended April 30, 2003 was ($3,917,560), as compared to ($835,438) for the prior year’s comparable period. The increase was primarily the result of the production inefficiencies at our Chase City, Virginia facility, a $600,000 increase in our raw materials and packaging costs, and an increase of $406,000 in pre-production costs. We incurred approximately $2.2 million relating to a write down of film and packaging materials that had become impaired due to the transfer of product production to our third party overseas suppliers and a reduction of product lines manufactured at our Chase City, Virginia facility.

Interest income decreased to $116 during the three months ended April 30, 2003 from $460 during the three months ended April 30, 2002. Interest expense increased to $126,893 during the three months ended April 30, 2003 from $114,194 during the three months ended April 30, 2002.  Although we had lower interest rates on our working capital line and term facilities, the increase is due to term debt assumed in connection with the merger with Asher Candy, which was $1.3 million on May 1, 2002. Other income (expense) increased to $379,673 during the three months ended April 30, 2003 from $35,595 during the three months ended April 30,2002 due to a $580,000 settlement on a trade infringement claim partially offset by $149,000 of legal costs associated with the settlement, and $87,000 realized losses on foreign exchange transaction.

We reversed the provision for income taxes of $370,637 recorded in first quarter since we will generate a net loss for fiscal year 2003.  In addition, we recognized an $544,000 income tax benefit for the carryback of the net operating loss to recover income taxes previously paid.

As a result of the foregoing, we incurred a net loss of ($2,750,026) for the three months ended April 30, 2003, compared to net loss of ($693,505) for the prior year’s comparable period, or (29.0%) compared to (6.1)% as percent of sales.

Nine months ended April 30, 2003 and 2002

Net sales for the nine months ended April 30, 2003 and 2002 were $47,335,225 and $48,290,502 respectively. Net sales decreased 1.98%, primarily due to decreased sales of manufactured hard and soft candy for the Valentine and Easter seasons of $2.0 million, which was offset by increased sales of $1.0 million of our gift baskets. Sam’s Club, Big Lots and Wal-Mart accounted for approximately 16%, 10.3% and 10% of sales, respectively during the nine months ended April 30, 2003, and Sam’s Club, Wal-Mart and Big Lots accounted for the period approximately 36%, 15% and 9% of sales, respectively, for the prior year’s comparable period. The reduction in sales to Sam’s Club and Wal-mart was a result of sales of specialty gift items as part of their Easter seasonal items,  including shadow boxes, steamer trunks and leather clocks, which were a one time order in fiscal year 2002.

For the nine months ended April 30, 2003 and 2002, gross margins decreased to $9,924,403 from $13,887,991, respectively, and decreased to 20.9% and 28.8% as percent of sales, respectively. The decrease in margins was attributable to the low efficiency levels at our Chase City, Virginia facility.  The facility ran at a 38% production level during the nine months ended April 30, 2003.  The decrease in the production levels created unfavorable labor cots and material variances in packaging and raw materials of approximately $2.2 million, or a 4.6% effect to the gross margins for the nine month period ended April 30, 2003. We have expensed these unfavorable variance as incurred. We incurred $515,000 of additional freight and duty costs associated with the west coast dockworkers strike.  The inefficiency and decreased production levels at the facility and the additional freight and duty costs incurred due to the dockworkers strike amounted to approximately 5.7% of the decrease as a percent of sales during the nine months ended April 30, 2003. Write down of inventory of $2,192,005, or 4.6%% for the nine months ended April 30, 2003,  resulted from a write down of film and packaging materials that became impaired due to the transfer of product production to our third party overseas suppliers and reduction of product lines manufactured at our Chase City, Virginia facility.

We may incur additional expenses in the fourth quarter as we continue to reorganize the plant’s operations.

During the nine months ended April 30, 2003 and 2002, selling, general and administrative expenses increased to $6,945,440 from $6,592,152, respectively, and increased to 14.7% from 13.7% as a percent of sales, respectively. The increase as a percent of sales was largely due to $174,000 in travel expenses, of which approximately $85,000 was for trips to China, $47,00 of shipping violation fees resulting from our inability to meeting shipping dates for our customers , $23,000 in building rental costs, $77,000 in accounting and auditing fees, $32,000 in shipping and carrier cost associated with samples, and  $149,000 of warehouse transfer costs, which was partially offset by a decrease of $159,000 of brokers commissions.

Pre-productions costs increased to $1,790,214 during the nine months ended April 30, 2003 compared to $393,918 from prior year’s comparable period, or increase to 3.8% from 0.8% as percent of sales, respectively, as a result of the training required for, and decreased production levels experienced at our Chase City, Virginia facility.

During the nine months ended April 30, 2003, salaries and related expenses decreased to $3,707,832 from $3,777,329 during the nine months ended April 30, 2002, or 7.8% from 7.8%, respectively, as a percent of sales. This decrease was mainly attributable to a $70,000 decrease in personnel and corporate overhead.

As a result, operating expenses for the nine months ended April 30, 2003 increased to $12,443,486 from $10,763,399 for the nine months ended April 30, 2002 and increased to 26.3% from 22.3%, respectively, as a percent of sales. The increase as a percentage of sales was largely due to increased pre-production costs of $1,396,296 at the Chase City, Virginia facility.  The increase was partially  offset by a $159,000 decrease in brokers commissions, $215,000 in warehouse transfer costs  and $174,000 of additional travel costs, of which $85,000 resulted from trips to China. We incurred $47,000 of shipping violation fees resulting from not meeting shipping dates for our customers , $24,000 associated with D&O insurance premiums, $23,000 in building rental costs, $77,000 in accounting and auditing fees, $32,000 of shipping and carrier costs associated with samples and a decrease of $149,000 in legal expenses attributable to the settlement of a trade infringement claim.

Loss from operations for the nine months ended April 30, 2003 was $2,519,083, as compared to income of $3,124,592 for the prior year’s comparable period. Most of the loss resulted from the write down of film and packaging materials that had become impaired due to production transferring to our third party overseas suppliers and reduction of product lines manufactured at our Chase City, Virginia facility.

For the nine months ended April 30, 2003, interest income decreased to $2,608 from $4,340 for the nine months ended April 30, 2002. For the nine months ended April 30, 2003, interest expenses increased to $463,965 from $402,855 for the nine months ended April 30, 2002 due to an increase in our term debt financing of $1.3 million associated with the merger with Asher Candy.

For the nine months ended April 30, 2003, other income increased to $317,498 from $19,469 for the nine months ended April 30, 2002 due to $133,000 realized losses on foreign exchange transactions, legal settlement on trade infringement of $580,000 offset by $149,000 in legal expenses associated with the settlement.

We reversed the provision for income taxes of $370,637 recorded in first quarter since we will generate a net loss for fiscal year 2003.  In addition, we recognized an $544,000 income tax benefit for the carryback of the net operating loss to recover income taxes previously paid.

As a result of the foregoing, we incurred a net loss of ($2,118,941) for the nine months ended April 30, 2003, compared to net income of $1,646,205 for the prior year’s comparable period, or a decrease of (4.5%) from 3.4% as percent of sales. The decrease was primarily due to approximately $2.8 million in production through put and quality inefficiency costs, write-down of impaired inventory of approximately $2.2 million at our manufacturing facility in Chase City, Virginia, $515,000 of increased freight and duty costs associated with the dockworkers strike and $174,000 of additional travel costs. The increase was partially offset by a $159,000 decrease in brokers commissions, $215,000 warehouse transfer costs, $47,000 of shipping violation fees resulting from not meeting shipping dates for our customers , $24,000 in premiums for D&O insurance, $23,000 in building rental costs, $77,000 in accounting and auditing fees, $32,000 of shipping and carrier costs associated with samples, and a reduction of $430,000 attributable to a trade infringement settlement.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements have been to fund the purchase, manufacture and commercialization of our products. We finance our operations and manufacturing with cash flow from operations and bank financing along with favorable payment terms from some of our vendors. Our working capital at April 30, 2003 and July 31, 2002 was $3,831,619 and $6,218,379, respectively.

Net cash provided in operating activities for the nine months ended April 30, 2003 and 2002, was $940,124 and $1,850,972, respectively. The decrease in cash provided by operating activities was due primarily to increases in  the net loss, other current assets and accounts receivable, which were partially offset by a decrease in  accrued expenses, as well as decreases in inventory and accounts payable.

Net cash used in investing activities for the nine months ended April 30, 2003 and 2002 decreased to $693,857 from $1,317,836, respectively, primarily due to the reduction in purchase of production equipment lines and capital improvements for our facility in Chase City, Virginia.

Net cash used by financing activities for the nine months ended April 30, 2003 and 2002 was $899,125 and $287,739, respectively. This increase was primarily due to $996,391 pay-down on our credit facility, $279,819 pay-down on term debt offset by proceeds of $350,000 on additional term debt. The borrowings for the nine months ended April 30, 2003, was approximately $7,207,580 as compared to $3,511,648 for the prior years comparable period. The increase is mainly a result of our reliance on borrowings under our line of credit to finance working capital needs for seasonal purchases.  The impact of higher borrowings was offset somewhat by lower interest rates. We have $17,792,420 of our $25,000,000 line of credit available to meet additional seasonal needs to purchase and manufacture inventory subject to availability of accounts receivable and inventory.

During the quarter ended April 30, 2003, we were in violation of  some of the business and financial covenants under our credit facility relating to the fixed charge coverage ratio and tangible net worth.  As of the filing date of this quarterly report, we are still violation of those covenants. We are seeking to amend the credit agreement to modify the covenants and to help ensure our compliance going forward.  The bank is currently working with us to  amend the credit agreement.

During the quarter ended April 30, 2003, we entered into a third amendment and modification to our loan and security agreement allowing for a short term permitted out of formula advance of $300,000 through May 31, 2003.  The permitted out of formula advance facility was paid in full during the fourth quarter ending July 31, 2003.

We are currently seeking to obtain third party financing for short-term unsecured or subordinated debt for our immediate cash needs during the fourth quarter ending July 31, 2003 and part of first quarter ending October 31, 2003. We are in the process of finalizing the over advance financing from a source other than our bank for out of formula advances.  The new financing will provide us with net cash in an amount equal to $2,000,000 and an additional $1,000,000 provided from our bank .  We will use all the proceeds of the new financing for working capital and or to pay a portion of the outstanding revolving loans.  The new financing shall be secured by our assets and the party extending the new financing will enter into a letter agreement regarding the subordination of the new financing only to the bank, but shall be prior to all other debts of the right of our shareholders. The new financing will be in form and content as shall be satisfactory to the bank.

The additional $3,000,000 will provide cash needs during the fourth quarter ending July 31, 2003 and part of the first quarter ending October 31, 2003 and will be fully paid off by December 31, 2003 or earlier.  At which time we will have excess availability against our line of credit .

Principal payments for our long-term debt for the twelve months ending April 30, 2004 are $456,061. We believe that cash provided by operations will be sufficient to finance our operations and fund debt service requirements for the next twelve months.

Schedule of Contractual Obligations

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 year	1-3 years	After 4 years

Long-Term Debt	$1,893,201	$212,312	$1,185,403	$495,486
Capital Lease Obligation	443,395	15,718	46,395	381,282
Licensing Agreements	694,000	—	694,000	—
Operating Leases	965,687	295,677	435,166	234,844
Total Contractual Obligation	$3,996,283	$523,707	$2,360,964	$1,111,612

Schedule of Commercial Commitments

	Amount of Commitment expiration per period
Commercial Commitments	Total	Less Than 1 year	1-3 years	After 4 years

Line of Credit (*)	$25,000,000	—	$25,000,000	—
Total Contractual Obligation	$25,000,000	—	$25,000,000	—

(*)    The line of credit is available for advances to finance working capital and the issuance of letter of credits. Advances under the line of credit are based on a borrowing formula equal to 85% of eligible domestic accounts receivable plus 60% of eligible finished goods and 30% of eligible components inventory. The line of credit varies from quarter to quarter based on working capital needs and pay-downs.

INFLATION

We do not believe that inflation has had a significant impact on our results of operations for the periods presented.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

As a result of our variable rate line of credit, we are exposed to the risk of rising interest rates. Our $25,000,000 line of credit had an interest rate ranging from 4.06% to 3.69% for the three months ended April 30, 2003 and 4.7% to 3.69% for the nine months ended April 30, 2003. Our long-term debt is at variable market tax-exempt rates, which exposes us to fluctuations in the market. However, since the rate is based on the tax-exempt rate, it is below the market rate.

We previously utilized derivative instruments, from time to time, foreign currency forward contracts and currency exchange rate contracts to hedge our market price risk exposures. Foreign currency contracts were executed for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features. In entering into these contracts, we have assumed risk which might arise from possible inability of counter-parties to meet the terms of their contracts. For the quarter ended April 30, 2003, we incurred losses of $58,000 on foreign exchange transactions. For the nine months ended April 30, 2003 we incurred losses of $178,000 on foreign exchange  transactions.

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

We follow the guidance in SFAS 133 and account for these contracts as cash flow hedges. As of  April 30, 2003, we had no foreign exchange contracts.  We recognized realized losses of approximately $31,000 related to these derivative instruments in fiscal 2003.

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

We provide an allowance for uncollectible accounts receivable based on experience. We consider the following factors in developing an estimate of our allowance for non-payment and the overall economic environment. Although it is reasonably possible that management’s estimate of uncollectible accounts could change in the near future, management is not aware of any events that would result in a change to its estimates which would be material to our financial position or results from operations. For the nine months ended April 30, 2003, we had an allowance for doubtful accounts of approximately $273,000.

We provide an allowance for slow moving inventory based on experience and aging of products. We consider the following factors in developing an estimate of our allowance for non-moving of inventory and the overall economic environment. Although it is reasonably possible that management’s estimate of slow moving inventory could change in the near future, management is not aware of any events that would result in change to its estimates which would be material to our financial position or results from operations. For the nine months ended April 30, 2003, we had an allowance for slow moving inventory of approximately $321,000.  During the quarter ended April 30, 2003, we wrote-down impaired packaging and film inventory of approximately $2.2 million, this was in part due to the impaired inventory of which the product lines will be shifted to overseas manufacturers.

Goodwill represents the excess of consideration over the net assets acquired resulting from acquisitions of companies accounted for by the purchase method. We utilize the annual evaluation as required by SFAS 142. At each balance sheet date, management evaluates the recoverability of the goodwill and reviews goodwill and other long-lived assets for impairment. We will complete our impairment evaluations with the aid of an independent valuation group, in the fourth quarter.

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

We also believe that the confectionery industry is influenced by general economic conditions and particularly by the level of change in the economy. Increased levels of consumer spending change can have a favorable impact on our revenues. We also believe that the confectionery industry tends to experience periods of decline and recession during economic downturns. The confectionery industry could sustain periods of decline in revenues in the future, and any decline may have a material adverse effect on us.

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

Item 4.             Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing date of this form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure c and procedures (as defined in Rules 13a-14(c) and 15d-14(c)

under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II                OTHER INFORMATION

Item 1.             Legal Proceedings

We are from time to time involved in litigation incidental to the conduct of our business. We are currently involved in several actions. In particular, the landlord at our Rhode Island facility has named us as a defendant in an action seeking security for claims relating to the lease agreement. We deposited $180,000 with the registry of the court relating to claims for payment of real estate taxes, water and sewer, rent of other occupied space and repair expenses. In September 2002, the landlord claimed other breaches of the lease agreement alleging an obligation of $932,000 under the lease and demanded $750,000 to settle the disputes. We have claims against the landlord we are pursuing and continue to occupy space at the leased premises. We have accrued amounts to cover current charges. Management does not believe that the outcome of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition .

On April 24, 2003, we filed a claim in the Circuit Court for Montgomery County, Maryland, against Robert Davidoff, Howard Davidoff, James Spampinato, Leonard Levie, Elanor Levie, StepCapp LLC and CAMCO, Inc., the former shareholders of Asher Candy Acquisition Corporation. The suit presents claims in connection with the corporate merger agreement under which we acquired all outstanding securities of Asher Candy Acquisition Corporation and agreed to sell securities in Sherwood Brands to the former shareholders of Asher Candy in reasonable reliance on the shareholders’ material misrepresentations and omissions.   We are seeking declaratory and injunctive relief and an award of damages against the former shareholders of Asher Candy for violations of the Merger Agreement, for common law fraud and for statutory securities claims.  Some of the former shareholders of Asher Candy filed a counterclaim seeking $7.0 million in damages.  We believe that we have  defenses to the counterclaim.

Item 4.             Submission of Matters to a Vote of Security Holders

None

Item 6.             Exhibits and Reports on Form 8-K

(a)                        Exhibits

10.1                                          Third Amendment and Modification to Loan and Security Agreement dated April 7, 2003, between the Registrant and Wachovia Bank, National Association

(b)                       Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHERWOOD BRANDS, INC.
Date: June 13, 2003
/s/ Uziel Frydman
Uziel Frydman, President and Chief Executive Officer

Date: June 13, 2003
/s/ Christopher J. Willi
Christopher J. Willi, Chief Financial Officer and Secretary

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

Date: June 13, 2003

/s/ Uziel Frydman
Uziel Frydman
Chairman, President and Chief Executive Officer

1

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

Date: June 13, 2003

/s/ Christopher J. Willi
Christopher J. Willi
Chief Financial Officer

2

Exhibit Index

Exhibit No.	Description
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3