Form 10-K/A
period 2002-07-31
SHERWOOD BRANDS INC
filed 2003-10-03
CIK 1053178

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended July 31, 2002

Commission File Number: 1-14091

SHERWOOD BRANDS, INC.

(Exact Name of Registrant as Specified in Its Charter)

North Carolina	56-1349259
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

1803 Research Blvd., Suite 201 Rockville, Maryland	20850
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (301) 309-6161

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Class A Common Stock, $.01 Par Value

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of January 31, 2002 (computed by reference to the last reported sale price of the registrant’s common stock on the American Stock Exchange on such date) was $14,913,506.

The number of shares outstanding of Registrant’s Class A Common Stock, $.01 par value per share, as of October 21, 2002 was 2,778,375. Number of shares outstanding of Registrant’s Class B Common Stock, $.01 par value per share was 1,000,000. The Class B Common Stock is not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

SHERWOOD BRANDS, INC.

FORM 10-K/A

Explanatory Note

This Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended July 31, 2002 (“Original 10-K”) reflects the addition of information to Item 8. Other than the aforementioned change, all other information included in the Original 10-K is unchanged. This Amendment No. 2 does not reflect events occurring after the filing of the Original 10-K.

TABLE OF CONTENTS

		Page

PART II

ITEM 8.	Financial Statements and Supplementary Data	3

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SIGNATURES		6

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements of the Company and Subsidiaries and the report of independent certified public accountants thereon are set forth on pages 7 through 29 hereof.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(c) Exhibits

Number	Description

3.1	Articles of Incorporation, as amended, of the Registrant.(1)

3.2	Bylaws, as amended, of the Registrant.(1)

4.1	Form of Registrant’s Class A Common Stock Certificate.(2)

4.2	Form of Underwriter’s Warrant Agreement, including Form of Warrant Certificate.(2)

4.3	Form of Public Warrant Agreement among the Registrant, Paragon Capital Corporation, as Underwriter and Continental Stock Transfer & Trust Company, as Warrant Agent.(2)

4.4	Form of Registrant’s Public Warrant Certificate.(2)

10.1	Amended and Restated Reimbursement Agreement between Central Fidelity National Bank and the Registrant, dated as of May 1, 1997.(1)

10.2	Loan Agreement between Industrial Development Authority of Mecklenburg County, Virginia and the Registrant, dated as of May 1, 1997.(1)

10.3	Irrevocable Letter of Credit dated May 15, 1997 issued on behalf of the Registrant to the Trustee for the holders of Industrial Revenue Bonds (Series 1997) issued by the Industrial Development Authority of Mecklenburg County, Virginia.(1)

10.4	Amended and Restated Credit Line Deed of Trust and Security Agreement, among the Registrant and Trustees, for the benefit of Central Fidelity National Bank dated May 1, 1997.(1)

10.5	Pledge and Security Agreement between the Registrant and Central Fidelity National Bank, dated as of May 1, 1997.(1)

10.6	Guaranty between Uziel Frydman, the Registrant and Central Fidelity National Bank, dated as of May 1, 1997.(1)

10.7	Loan Agreement between Industrial Development Authority of Mecklenburg County, Virginia and the Registrant, dated as of June 1, 1996.(1)

10.8	Irrevocable Letter of Credit dated June 20, 1996 issued on behalf of the Registrant to the Trustee for the holders of Industrial Revenue Bonds (Series 1996) issued by the Industrial Development Authority of Mecklenburg County, Virginia.(1)

10.9	Pledge and Security Agreement between the Registrant and Central Fidelity National Bank, dated as of June 1, 1996.(1)

Number	Description

10.10	Company Loan Agreement between the Industrial Development Authority of Mecklenburg County, Virginia Loan Agreement through the Virginia Small Business Financing Administration and the Registrant, dated as of June 20, 1996.(1)

10.11	Revolving Loan Fund Agreement between the Registrant and Lake Country Development Corporation, $250,000 Promissory Note to Lake Country Development Corporation, Guaranty of Note by the Registrant and Uziel Frydman, and Deed of Trust between the Registrant and Trustee for Lake Country Development Corporation, all dated May 15, 1996.(1)

10.12	Loan Agreement, Promissory Note, and Security Agreement between the Registrant and First Union National Bank, all dated November 29, 1996, and Guaranty between Uziel Frydman and First Union, dated November 29, 1996.(1)

10.13	Promissory Note issued to Ilana Frydman by the Registrant, dated August 28, 1991.(1)

10.14	Lease, as amended, for the Registrant’s Rockville offices, executed November 30, 1992.(1)

10.15	1998 Stock Option Plan.(2)

10.16	Employment Agreement between Registrant and Uziel Frydman, dated May 6, 1998.(2)

10.17	Form of Employment Agreement between Registrant and Anat Schwartz, dated May 6, 1998.(2)

10.18	Form of Employment Agreement between Registrant and Amir Frydman, dated May 6, 1998.(2)

10.19	Receiver’s Bill of Sale by Allen M. Shine, as receiver of E. Rosen Company, dated September 24, 1998.(3)

10.20	Loan and Security Agreement between the Registrant and First Union National Bank, dated June 12, 2001.(4)

10.21	First Amendment to Loan and Security Agreement between the Registrant and Wachovia Bank, National Association, dated April 30, 2001.(5)

10.22	First Amendment to Employment Agreement between the Registrant and Uziel Frydman, dated August 1, 2001.(6)

10.23	First Amendment to Employment Agreement between the Registrant and Amir Frydman, dated August 1, 2001.(6)

10.24	First Amendment to Employment Agreement between the Registrant and Anat Schwartz, dated August 1, 2001.(6)

21.1	Subsidiaries of the Registrant.(5)

23.1	Consent of BDO Seidman, LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 1350. (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 1350. (filed herewith)

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, dated as of January 21, 1998 (Registration No. 333-44655)
(2)	Incorporated herein by reference to Amendment No. 2 to the Company’s Registration Statement on Form SB-2, dated as of May 4, 1998 (Registration No. 333-44655)
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K, dated as of October 9, 1998.
(4)	Incorporated herein by reference to the Registrant’s Amendment No.1 to the Registration Statement on Form 3-3/A, dated as of September 2002 (registration No. 333-92012).
(5)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 29, 2002
(6)	Incorporated herein by reference to the Company’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on November 21, 2002

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

Date: October 1, 2003

SHERWOOD BRANDS, INC.

By:	/s/ UZIEL FRYDMAN

Uziel Frydman President and Chief Executive Officer

By:	/S/ AMIR FRYDMAN

Amir Frydman Executive Vice President, Treasurer and Director

By:	/s/ CHRISTOPHER J. WILLI

Christopher J. Willi Chief Financial Officer, Secretary

By:	/s/ DOUGLAS A. CUMMINS

Douglas A. Cummins Director

By:	/s/ JEAN CLARY

Jean Clary Director

By:	/s/ GUY BLYNN

Guy Blynn Director

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS’

ON FINANCIAL STATEMENT SCHEDULE

Sherwood Brands, Inc.

The audits referred to in our report to Sherwood Brands, Inc. dated October 21, 2002 which is contained in this form 10-K, include the audit of the financial statement schedule listed in the accompanying index for each of the three years in the period ended July 31, 2002. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on the audits.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

Washington, D.C.

October 25, 2002

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance Beginning Of Period	Charged To Costs And Expenses	Deduction	Balance At End Of Period
Year ended July 31, 2000
Allowance for doubtful accounts	$67,946	$201,293	$(154,239)	$115,000
Allowance for customer credits	$119,976	$120,096	$—	$240,072
Reserve for slow moving inventory	$295,141	$19,918	$—	$315,059
Year ended July 31, 2001
Allowance for doubtful accounts	$115,000	$272,290	$(198,690)	$188,600
Allowance for customer credits	$240,072	$—	$(156,533)	$83,539
Reserve for slow moving inventory	$315,059	$385,369	$—	$700,428
Year ended July 31, 2002
Allowance for doubtful accounts	$188,600	$227,811	$(290,239)	$126,172
Allowance for customer credits	$83,539	$—	$(1,960)	$81,579
Reserve for slow moving inventory	$700,428	$399	$—	$700,827

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders

Sherwood Brands, Inc.

We have audited the accompanying consolidated balance sheets of Sherwood Brands, Inc. and Subsidiaries as of July 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

BDO SEIDMAN, LLP

Washington, D.C.

October 25, 2002

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

For the years ended July 31,	2002	2001
Assets
Current assets
Cash and cash equivalents	$709,247	$385,195
Accounts receivable, less allowance of $126,000 and $189,000	2,547,452	1,977,093
Inventory	15,956,145	14,709,515
Income taxes receivable	1,555,078	—
Other current assets	450,375	344,568
Deferred taxes on income	512,000	425,000

Total current assets	21,730,297	17,841,371
Net property and equipment	7,350,488	4,906,350
Goodwill	2,001,330	—
Other assets	308,839	56,391

Total Assets	$31,390,954	$22,804,112

Liabilities and Stockholders’ Equity
Current liabilities
Line of credit	$8,203,971	$3,842,297
Current portion of long-term debt	90,000	215,000
Current portion of subordinated debt	—	—
Current portion of capital lease obligation	15,718	31,245
Accounts payable	5,833,301	3,986,845
Accrued expenses	1,368,928	1,558,342
Income taxes payable	—	722,474

Total current liabilities	15,511,918	10,356,203
Long-term debt	1,722,000	550,000
Capital lease obligation	438,696	424,917
Deferred taxes on income	331,000	244,000

Total Liabilities	18,003,614	11,575,120

Commitments and Contingencies
Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, Class A, $.01 par value, 30,000,000 shares authorized, 2,986,809 and 2,700,000 issued and outstanding	29,869	27,000
Common stock, Class B, $.01 par value, 5,000,000 shares Authorized, 1,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in-capital	9,816,856	7,973,538
Retained earnings	3,561,754	3,236,724
Accumulated other comprehensive income (loss)	(31,139)	(18,270)

Total Stockholders’ Equity	13,387,340	11,228,992

Total Liabilities and Stockholders’ Equity	$31,390,954	$22,804,112

See accompanying summary of accounting policies and notes to consolidated financial statements.

SHERWOOD BRANDS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For years ended July 31,
	2002	2001	2000
Net sales	$52,782,341	$58,316,716	$42,104,645
Cost of sales	37,714,680	41,796,184	32,183,885

Gross profit	15,067,661	16,520,532	9,920,760
Selling, general and administrative expenses	8,313,603	8,006,416	6,675,177
Salaries and related expenses	5,100,167	4,806,061	3,285,850
Non-recurring costs-moving	707,551	—	—

Total operating expenses	14,121,321	12,812,477	9,961,027

Income (loss) from operations	946,340	3,708,055	(40,267)

Other income (expense)
Interest income	4,881	11,182	36,016
Interest expense	(468,687)	(539,971)	(434,978)
Other income (expense)	90,535	132,209	693,413

Total other (expense) income	(373,271)	(396,580)	294,451

Income before provision for taxes on income	573,069	3,311,475	254,184

Provision for taxes on income	248,039	1,093,100	98,100

Net income	$325,030	$2,218,375	$156,084

Net Income per share
—basic	$0.09	$0.60	$0.04
—diluted	0.08	0.56	0.04

Weighted average common shares outstanding
—basic	3,778,375	3,700,000	3,700,000
—diluted	4,312,762	3,954,428	3,700,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, at July 31, 1999	2,700,000	$27,000	1,000,000	$10,000	$7,973,538	$862,265	$—	$8,872,803
Net Income	—	—	—	—	—	156,084	—	156,084

Balance, at July 31, 2000	2,700,000	27,000	1,000,000	10,000	7,973,538	1,018,349	—	9,028,887
Foreign currency (loss)	—	—	—	—	—	—	(18,270)	—
Net income	—	—	—	—	—	2,218,375	—	—
Comprehensive income	—	—	—	—	—	—	—	2,200,105

Balance, at July 31, 2001	2,700,000	27,000	1,000,000	10,000	7,973,538	3,236,724	(18,270)	11,228,992
Foreign currency (loss)	—	—	—	—	—	—	(12,869)	—
Exercise of stock options	16,250	163	—	—	40,931	—	—	—
Vesting restricted stock	—	—	—	—	19,401	—	—	—
Issued stock Acquisition	270,559	2,706	—	—	1,674,760	—	—	—
Warrants issued Acquisition	—	—	—	—	108,226	—	—	—
Net income	—	—	—	—	—	325,030	—	—
Comprehensive income	—	—	—	—	—	—	—	2,158,348

Balance, at July 31, 2002	2,986,809	$29,869	1,000,000	$10,000	$9,816,856	$3,561,754	$(31,139)	$13,387,340

See accompanying summary of accounting policies and notes to consolidated financial statements.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended July 31,
	2002	2001	2000
Cash flows from operating activities
Net income (loss)	$325,030	$2,218,375	$156,084
Adjustments to reconcile net income (loss) to net
Cash provided by (used in) operating activities:
Depreciation expense	680,013	403,756	226,871
Deferred income taxes	—	(94,000)	48,100
Restricted stock	19,401	—	—
Gain (loss) on disposal of equipment	(3,674)	—	—
(Gain) loss on foreign currency exchange	422	(2,519)	(5,574)
Provision for inventory allowance	399	385,369	19,918
Provision for doubtful accounts	227,811	272,290	201,293
(Increase) decrease in assets
Accounts receivable	(798,168)	(154,689)	632,887
Inventory	1,346,920	(2,411,309)	(4,133,913)
Income taxes receivable	(674,520)	407,237	78,072
Other current assets	(87,672)	(55,634)	369,430
Other assets	(210,204)	4,715	(32,642)
Increase (decrease) in liabilities
Accounts payable	213,014	(537,054)	1,666,290
Accrued expenses	(795,008)	509,656	(49,076)
Income taxes payable	(722,474)	672,474	(164,400)

Net cash provided by (used in) operating activities	(478,710)	1,618,667	(986,660)

Cash flows from investing activities
Acquisition costs of Asher Candy	(58,628)	—	—
Proceeds from sale of property, plant & equipment	26,058	—	—
Capital expenditures	(2,128,435)	(1,064,258)	(905,254)

Net cash used in investing activities	(2,161,005)	(1,064,258)	(905,254)

Cash flows from financing activities
Net borrowings on line of credit	3,177,584	(276,703)	2,180,552
Payments on debt	(254,748)	(534,008)	(304,932)
Exercise of Stock options	40,931	—	—

Net cash (used in) provided by financing activities	2,963,767	(810,711)	1,875,620

Net increase (decrease) in cash and cash equivalents	324,052	(256,302)	(16,294)

Cash and cash equivalents, at beginning of period	385,195	641,497	657,791

Cash and cash equivalents, at end of period	$709,247	$385,195	$641,497

Interest Paid	$468,687	$539,971	$434,978
Income Taxes Paid	$1,623,448	$443,440	$395,900

See accompanying summary of accounting policies and notes to consolidated financial statements.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Organization and Description of Business

The consolidated financial statements include the accounts of Sherwood Brands, Inc. and its wholly-owned subsidiaries, Sherwood Brands, LLC, Sherwood Brands Overseas, Inc. (“Overseas”), Sherwood Brands of RI, Inc. and Asher Candy, Inc. (collectively, the “Company”). All material inter-company transactions and balances have been eliminated in consolidation.

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

Sherwood Brands of RI, Inc. was incorporated in September, 1998 in the state of Rhode Island. Sherwood Brands of RI, Inc. d/b/a E. Rosen Company is a manufacturer of hard candies, jelly beans and packer of gift items and baskets. On September 24, 1998 the Company completed the acquisition of certain assets of the E. Rosen Company—d/b/a School House Candy Co. (“Rosen”). Rosen was a Rhode Island manufacturer of hard candy, jelly beans and lollipops and assembled a variety of holiday gift items including gift baskets. Rosen sold its holiday gift items to such chains as Wal-Mart, Kmart and CVS. The Company paid $4.0 million in cash for the machinery and equipment, inventory and trade names, trademarks and customer lists of Rosen. For financial accounting purposes, the entire purchase price of $4.0 million was allocated to the inventories of raw material, components and finished product.

Sherwood Acquisition Corporation (a wholly-owned subsidiary of the Company) was incorporated in April 2002 in the state of Wyoming. Sherwood Acquisition merged with and into Asher Candy Acquisition Corporation, a Wyoming corporation. On May 1, 2002 The Company acquired all of the outstanding common stock of Asher Candy Acquisition Corporation, a Wyoming corporation with operations located in New Hyde Park, New York. Asher Candy Acquisition Corporation is a manufacturer of candy canes and other hard candies under the “Asher” name. The surviving corporation of the merger is Asher Candy Acquisition Corporation, which has changed its name to Asher Candy, Inc. Asher generated no revenues from May 1, 2002 through July 31, 2002.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid investments with maturities at original date of acquisition of three months or less to be cash equivalents.

Inventory

Inventory consists of raw materials, packaging materials, components used in assembly, work-in-process and finished goods and is stated at the lower of cost

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

Income Taxes

Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes (SFAS 109).” Under SFAS 109, deferred taxes are determined using the liability method which requires the recognition of deferred tax assets and liability based on differences between the financial statement and the income tax basis using presently enacted tax rates.

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

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Derivative Financial Instruments

The Company utilizes derivative financial instruments to reduce foreign currency risks. The Company does not hold or issue derivative financial instruments for trading purposes. In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was amended in June 2000 by SFAS No. 138, SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. They require that a company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value or the derivative, and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The Company adopted SFAS 133, as amended in the fourth quarter of fiscal 2001. See Note 1.

Comprehensive Income

Comprehensive income (loss) is reported on the Consolidated Statements of Stockholders’ Equity and accumulated other comprehensive (loss) is reported on the Consolidated Balance Sheets. For the Company, other comprehensive income (loss) consists of changes in the fair market value of derivatives. Prior to the fourth quarter of 2001, the Company had no derivative financial instruments or items of other comprehensive income.

Earnings Per Share

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires two presentations of earnings per share-”basic” and “diluted”. Basic earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

	For the year ended July 31, 2002
	Income	Shares	Per Share Amount
Basic earnings per share
Income available to common stockholders	$325,030	3,778,375	$0.09
Effect of dilutive stock options		534,386
Diluted earnings per share	$325,030	4,312,761	$0.08

	For the year ended July 31, 2001
	Income	Shares	Per Share Amount
Basic earnings per share
Income available to common stockholders	$2,218,375	3,700,000	$0.60
Effect of dilutive stock options		254,428
Diluted earnings per share	$2,218,375	3,954,428	$0.56

Basic and dilutive earnings per share are the same during 2000 because the impact of dilutive securities is anti-dilutive.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Recent Accounting Pronouncements

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (SFAS No. 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented, or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

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

The Company does not believe either of these pronouncements will have a material effect on the Company’s financial statements.

In November 2001, the Emerging Issues Task Force (“EITF”) issued EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of Vendor’s Products” which codified and reconciled the Task Forces’s consensuses in EITF No. 00-14 “Accounting for Certain Sales Incentives”, and EITF No. 00-25 “Vendor Income Statement Characterization of Consideration Paid to a Reseller for the Vendor’s Products”, among others. These issues presume that consideration from a vendor to a customer or reseller of the vendor’s products is a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established. This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001, which is the Company’s third quarter ending April 30, 2002.

The Company offers price adjustments to its larger customers and has historically accounted for these adjustments as a reduction in revenue at the later of (1) the date at which the related revenue is recognized by the Company or (2) the date at which the sales incentive is offered. The Company does not sell its products to resellers. As a result, the Company’s adoption of this statement, effective February 1, 2002, will not have a material effect on its consolidated financial statements.

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) is replaced by this Statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this Statement will have a significant effect on the Company’s financial statements.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued and establishes accounting and reporting standards for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed.” SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt the statement August 1, 2002.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVENTORY

Inventories consist of the following:

	For years ended July 31,
	2002	2001
Raw materials and ingredients	$868,319	$1,195,859
Components used in assembly	1,200,576	1,564,878
Packaging materials	3,025,912	2,474,046
Work-in-process	667,694	1,408,316
Finished product	11,069,471	8,766,844

	16,831,973	15,409,943
Less reserve for inventory allowance	(875,827)	(700,428)

Total	$15,956,145	$14,709,515

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	For years ended July 31,
	2002	2001
Land	$85,282	$85,282
Buildings and improvements	2,543,550	1,879,153
Machinery and equipment	6,031,033	3,753,331
Furniture and computer equipment	350,515	192,002
Transportation equipment	102,414	83,914

	9,112,794	5,993,682
Accumulated depreciation	(1,762,306)	(1,087,332)

Total	$7,350,488	$4,906,350

Depreciation expense for the years ended July 31, 2002, 2001 and 2000 and was $674,973, $403,756 and $226,871, respectively.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITION

On May 1, 2002, the Company acquired all of the outstanding common stock of Asher Candy Company (“Asher”). The results of Asher’s operations have been included in the consolidated financial statements since that date. Asher manufactures and markets candy canes and sells primarily to mass merchandisers and supermarkets through out the United States. The Company acquired Asher to continue the diversification of its product mix. Also, the Company and Asher share a similar customer base which it hopes will create marketing efficiencies and accelerated sales of Asher’s products to mass merchandisers.

The purchase price was approximately $1,786,000 consisting of 270,559 shares of Class A common stock and warrants to purchase 38,562 shares of Class A common stock. The Company valued the common shares issued at the closing market price on April 30, 2002 ($1,675,000) and valued the warrants using the Black-Scholes option pricing model ($108,000).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of May 1, 2002:

Current assets	$3,424,000
Property and equipment	1,060,000
Goodwill	1,775,000

Total assets acquired	6,259,000
Current liabilities	(4,346,000)

Net assets acquired	$1,913,000

The Company expects all of the goodwill associated with the Asher acquisition to be tax deductible.

The following proforma consolidated results of operations assume the Company acquired Asher on August 1, 2001 and 2002, respectively.

	2002	2001
Net sales	$63,153,000	$70,559,000
Income before provision for income taxes	324,000	3,670,000
Net Income	234,000	2,542,000
Earnings per share-basic	$0.062	$0.69
Earnings per share-diluted	$0.054	$0.64

4. CREDIT FACILITY

In May 2001, the Company entered into a new agreement with First Union National Bank. The new credit facility is a $20.0 million line of credit to provide additional working capital to support the Company’s additional sales. The line of credit is available for advances to finance working capital and the issuance of letters of credit. Advances under the line of credit are based on a borrowing formula equal to 85% of eligible domestic accounts receivable plus 60% of eligible finished goods and 30% of eligible components inventory. Borrowings on inventory are capped based upon the Company’s seasonal requirements and are limited to $9 million. The line of credit is secured by the cash and cash equivalents, accounts receivable and inventories of Sherwood Brands, Inc. and its wholly-owned subsidiaries. The line of credit agreement contains various business and financial covenants, including, among other things, a minimum tangible net worth, debt service coverage and capital expenditure limits. The Company was in violation of the capital expenditure limits at July 31, 2002, but has received a waiver from the bank. For the year interest accrued on such advances at LIBOR plus 2.35% (the rate at July 31, 2002 was 4.16%) and is payable monthly. The loan agreement expires in June 2004. At July 31, 2002 and 2001, the Company had borrowed $8,203,971 and $3,842,902, respectively under the line of credit and had $0 and $0,

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively, in letters of credit outstanding. During the years ended July 31, 2002, 2001 and 2000, the Company incurred and paid approximately $439,473, $475,827 and $363,255 of interest expense on the line of credit, respectively.

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

Average short term borrowings and the related interest rates are as follows:

	For years ended July 31,
	2002	2001
Borrowings under revolving line of credit at year end	$8,203,971	$3,842,296
Weighted average interest rate	4.58%	7.92%
Maximum month-end balance during period	$11,828,000	$10,000,000
Average balance during the period	$7,318,510	$5,524,902

5. LETTERS OF CREDIT

The Company has available an irrevocable letter of credit of $635,000 with a bank, to be used for payments of principal portions of Virginia Revenue Bonds in the event the Company defaults on payment. The letter is collateralized by a first deed of trust and security interest in the Company’s land, building and equipment. The letter of credit expires in 2011. The letter of credit agreement has a debt to worth and a debt coverage requirement as well as a limitation on dividends paid and on borrowings. The letter of credit agreement contains various business and financial covenants, including, among other things, a minimum debt coverage.

In addition, the Company has available another irrevocable letter of credit of $130,000 with a bank, to be used for payment of principal portions of Virginia Revenue Bonds in the event the Company defaults on payment. The letter is collateralized by a first deed of trust in the Company’s commercial property as well as a lien on certain assets of the Company. This letter of credit expires in June, 2002.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. LONG-TERM DEBT

Long-term debt consists of the following:

	For years ended July 31,
	2002	2001
Mecklenberg County, Virginia Variable Rate Demand Revenue Bonds issued on June 1, 1996; collateralized by an irrevocable Letter of credit (see Note 5); payable in varying annual amounts; To be redeemed in whole by June 1, 2011; interest at variable Market tax exempt rates (4.40% at July 31, 2002)	$550,000	$635,000
Mecklenberg County, Virginia Revenue Bond issued on May 15, 1997; collateralized by an irrevocable letter of credit (see Note 5); payable in varying annual amounts; to be redeemed In whole by May 15, 2002; interest at variable market tax Exempt rates (4.40% at July 31, 2002)	—	130,000
Wachovia term loan on April 30, 2002; collateralized by assets of Asher Candy (see Note 5); payable in monthly amounts of $19,000; to be paid whole by February 1, 2005 interest at Libor Market rate (4.16% at July 31, 2002)	612,000	—
Wachovia term loan on April 30, 2002; collateralized by assets of Asher Candy (see Note 5); payable in monthly amounts of $18,056 starting in December 31, 2002; to be paid whole by December 1, 2006 interest at Libor Market rate (4.16% at July 31, 2002)	650,00	—

	1,812,000	765,000
Less current maturities	(90,000)	(215,000)

Long-term portion	$1,722,000	$550,000

The scheduled maturities of long-term debt are as follows:

Amount
Fiscal years ending July 31,
2003	$444,389
2004	484,667
2005	398,667
2006	159,277
2007	55,000
2008	60,000
Thereafter	210,000

Total	$1,812,000

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Future minimum payments under the capital lease are as follows:

Amount
Fiscal years ending July 31,
2003	41,667
2004	41,667
2005	41,667
2006	41,667
2007	41,667
2008	41,667
Thereafter	489,581

Total	$739,583
Less amount representing interest	(285,169)

Present value of net minimum lease payments	$454,414

9. STOCK TRANSACTIONS

In November 1997, the Company adopted the 1998 Stock Option Plan (the “Plan”). Under the Plan, the Company may grant qualified and nonqualified stock options to selected employees, consultants and directors. Options vest over a three year period and have a ten year life. The Company had reserved 350,000 shares of common stock for issuance under the Plan. In August 2000, the Board of Directors approved increasing the number of shares available by 750,000 for a total of 1,100,000 as part of the Company’s ongoing Employee Incentive Compensation Plan.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table relates to options activity in 2000, 2001 and 2002 under the Plan:

	Number of Shares	Weighted average Exercise price per Share
Options outstanding at July 31, 1999	153,750	$5.95
Granted	146,500	$3.00
Cancelled	(10,000)	$5.95
Options outstanding at July 31, 2000	290,250	$4.46
Granted	624,918	$1.67
Cancelled	—	$—
Options outstanding at July 31, 2001	915,168	$2.21
Granted	142,200	$5.30
Cancelled	(16,250)	$2.53
Options outstanding at July 31, 2002	1,041,118	$2.93
Options exercisable at July 31, 2000	95,833	$5.95
Options exercisable at July 31, 2001	657,951	$5.95
Options exercisable at July 31, 2002	749,718	$2.64

A summary of stock options outstanding and exercisable as of July 31, 2002 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.63 to $1.63	592,918	8.0	$1.63	500,885	$1.63
$2.31 to $3.10	163,500	7.2	$2.98	106,333	$2.96
$5.95	284,700	7.4	$5.63	142,500	$5.95

The options under the Plan granted in fiscal 2000 expire in March 2009, those granted in fiscal year 2001 expire August 2, 2010 and those granted in fiscal year 2002 expire April 2011.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123”), but it continues to measure compensation cost for the stock options using the intrinsic value method prescribed by APB Opinion No. 25. As allowable under SFAS 123, the Company used the Black-Sholes method to measure the compensation cost of stock options granted in 2002, 2001 and 2000 with the following assumptions: risk-free interest rate of 4.66%, 6.00% and 6.00%, a dividend payout rate of zero, and an expected option life of ten years, respectively. The volatility is 66%. Using these assumptions, the fair value of stock options granted during fiscal 2002, 2001 and 2000 was $3.76, $2.56 and $2.71, respectively.

There were no adjustments made in calculating the fair value to account for vesting provisions, for non-transferability or risk of forfeiture. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated in the following table:

	For years ended July 31,
	2002	2001	2000
Net Income/(loss)
As Reported	$325,030	$2,218,375	$156,084
Pro Forma	83,030	1,711,375	(12,609)
Basic Income/(loss) per Common Share:
As Reported	$0.09	$0.60	0.04
Pro Forma	0.02	0.46	(.003)
Diluted income/(loss) per Common Share:
As reported	$0.08	$0.56	$0.04
Pro Forma	0.02	0.43	(.003)

The Company has issued and outstanding 775,000 warrants to purchase shares of Class A common stock. The warrants are exercisable at $7.50 and expire on May 6, 2003.

The Company has issued 38,562 warrants exercisable for shares of Class A common stock exercisable at $6.49 and expire on April 30, 2005.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. INCOME TAXES

The provisions for income taxes was as follows:

	For the years ended July 31,
	2002	2001	2000
Current tax provisions (benefit):
Federal	$220,039	$956,400	$39,000
State	28,000	230,700	11,000

Current provision for income taxes	248,039	1,187,100	50,000

Deferred Tax	—	(94,000)	48,100

Total provision on income taxes	$248,039	$1,093,100	$98,100

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

The tax effects of the significant temporary differences, which comprised the deferred tax assets and liabilities, were as follows:

	For the years ended July 31,
	2001	2002
Deferred tax assets
Purchase price allocation of fixed assets	$—	$167,000
Officers salary payable	14,000	21,000
Allowance for doubtful accounts and customer credits.	72,000	100,000
Inventory obsolescence reserve	382,000	257,000
Other	44,000	47,000

Total deferred tax assets	512,000	592,000

Deferred tax liabilities
Accumulated depreciation	(320,000)	(411,000)
Goodwill	(11,000)	—

Total deferred tax liabilities	(331,000)	(411,000)

Net deferred tax asset (liability)	$181,000	$181,000

Net current deferred tax asset	$512,000	$425,000

Net long-term deferred tax asset (liabilities)	$(331,000)	$(244,000)

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summary reconciles taxes at the federal statutory rate with recorded tax expense (benefit):

	For the years ended July 31,
	2002	2001	2000
Income taxes at statutory rate
Increase (decrease) in taxes resulting from:	$194,839	$1,125,900	$86,400
Effect of untaxed income from foreign subsidiary	54,700	(22,500)	(4,200)
State and local taxes, net of federal income tax benefits	50,000	120,500	—
State, net operating losses and credits used	(22,000)	(136,700)	11,000
Other	(29,500)	5,900	4,900

Total provision (benefit for taxes)	$248,039	$1,093,100	$98,100

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

The Company is from to time to time involved in litigation incidental to the conduct of its business. The Company is currently involved in several legal proceedings involving intellectual property rights, collection of receivables, and other matters. The Company does not believe that the outcome of these matters would materially affect the Company’s operations. There can be no assurance that the Company will not be a party to other litigation in the future.

Future minimum rental commitments under operating leases as of July 31, 2002 are summarized in the following table:

Amount
Years Ended July 31,
2003	$862,107
2004	373,662
2005	115,916
2006	119,393
2007	122,975
Thereafter	234,844

Total	$1,828,897

The Company is currently negotiating a renewal lease on its properties in Rhode Island.

The Company has entered into employment agreements with the Chief Executive Officer, Executive Vice President-Finance and Secretary, and the Executive Vice President—Marketing and Product Development and Treasurer. The agreements were renewed and amended on August 1, 2001.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The products to be incorporated into the Company’s gift set items is during the Christmas Holiday and Easter seasons and the hard milk candies and wafers are effective on the selling season of January 2003. The Company paid $121,000 in advance fee to have the rights to incorporate products into its gift set items. These advance fees will be offset against any amounts due on royalties. There was no other minimum license fees under these agreements. No royalties were incurred during the fiscal year ended July 31, 2002. The Company is currently pursuing other licenses with similar terms and conditions.

14. SUPPLEMENTAL CASH FLOWS DISCLOSURE

	For the years ended July 31,
	2002	2001	2000
Stock issued for Asher acquisition	$1,675,000	—	—
Warrants issued for Asher acquisition	108,000	—	—
Capital lease of building	—	—	$456,162

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. CONCENTRATION OF CREDIT RISK AND EXPORT SALES

The Company has a variety of customers, including mass merchandisers, drug stores and grocery stores throughout the United States and abroad. For the year ended July 31, 2002 two customers accounted for approximately 29% and 14% of the Company’s net sales. For the year ended July 31, 2001 the same two customers accounted for approximately 27% and 14% of the Company’s total net sales. The Company had sales to customers in Canada which represent 0.4%, 0.7% and 1.4% of net sales in fiscal 2002, 2001 and 2000, respectively.

16. FOREIGN EXCHANGE CONTRACTS

In the fourth quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) During Fiscal year ended July 31, 2002 and 2001 executed a foreign exchange forward contract to purchase 766,000 and 1.2 million Euros, respectively. In accordance with SFAS 133, as amended, the Company marked the contract to market as of July 31, 2002 and 2001 recorded a loss of $31,139 and $18,270, respectively in other comprehensive income since the Company designated the contract as a cash flow hedge.

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

19. ACCRUED EXPENSES

Accrued expenses consist of the following:

	July 31,
	2002	2001
Payroll	362,755	311,744
Payroll benefits	261,259	201,071
Bonuses	—	500,000
Professional fees	75,906	75,000
Commissions	102,030	42,500
Inventory costs	68,584	162,084
Personal property taxes	294,779	136,107
Water and sewer	76,389	41,481
Other	127,226	88,355

Total	1,368,928	1,558,342

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. QUARTERLY DATA

Summary quarterly results were as follows:

	Quarter
Year 2002	First	Second	Third	Fourth
Net Sales	$21,046,884	$15,931,434	$11,312,184	$4,491,839
Gross profit	6,762,325	4,876,904	2,248,762	1,179,670
Net income (loss)	1,728,519	611,490	(693,505)	(1,321,474)
Basic earnings (loss) per share	$0.47	$0.17	$(0.19)	$(0.36)
Diluted earnings (loss) per share	$0.41	$0.22	$(0.19)	$(0.36)

	Quarter
Year 2001	First	Second	Third	Fourth
Net Sales	$19,733,398	$20,823,008	$14,010,737	$3,749,573
Gross profit	6,201,022	6,380,230	3,007,557	931,723
Net income (loss)	1,486,118	938,497	296,563	(502,803)
Basic earnings (loss) per share	$0.40	$0.25	$0.08	$(0.14)
Diluted earnings (loss) per share	$0.39	$0.24	$0.08	$(0.14)

The Company’s sales and net income historically are greater during the first and second quarters of the fiscal year relative to the third and fourth quarters due to sales associated with major holidays celebrated during these periods.

21. OPERATING SEGMENTS

The Company aligns its operations into three business segments for management reporting purposes. These segments are based on product type. This alignment allows management to measure financial performance by product type. The Company’s business segments are (i) Manufactured Candy and Cookies, (ii) Purchased Candy and Cookies and (iii) Purchased Gift Items. The Company reports these as reportable segments in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

The Company’s Chief Operating Decision Maker, who is its Chairman and Chief Executive Officer, evaluates performance based upon a measure of segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. Unallocated expenses represent corporate expenditures that are not specifically allocated to the segments.

	Year ended July 31, 2002
	Manufactured Candy	Purchased Candy	Gift Items	Other	Consolidated Total
Total revenue	13,638,031	11,891,627	27,252,683	—	$52,782,341
Gross margin	(316,308)	4,630,738	10,753,231	—	$15,067,661
Interest expense	224,970	170,685	73,032	—	$468,687
Segment assets	16,561,958	4,002,755	10,210,136	805,235	$31,390,954
Depreciation and amortization	567,383	—	75,063	37,567	$680,013

	Year ended July 31, 2001
	Manufactured Candy	Purchased Candy	Gift Items	Other	Consolidated Total
Total revenue	16,284,193	13,371,704	28,660,819	—	$58,316,716
Gross margin	298,389	4,549,199	11,672,944	—	$16,520,532
Interest expense	317,252	106,581	116,137	—	$539,970
Segment assets	10,607,305	3,336,244	8,366,351	494,212	$22,804,112
Depreciation and amortization	336,882	—	44,568	22,306	$403,756

	Year ended July 31, 2000
	Manufactured Candy	Purchased Candy	Gift Items	Other	Consolidated Total
Total revenue	12,873,299	13,127,263	16,104,083	—	$42,104,645
Gross margin	405,722	4,014,793	5,500,245	—	$9,920,760
Interest expense	198,238	143,433	93,307	—	$434,978
Segment assets	8,212,010	3,886,944	7,737,017	782,920	$20,618,891
Depreciation and amortization	189,295	—	25,043	12,533	$226,871

Exhibit Index

Exhibit Number	Description

23.1	Consent of BDO, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 1350.