Form 10-K
period 2003-07-31
SHERWOOD BRANDS INC
filed 2003-10-29
CIK 1053178

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2003

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
Class A Common Stock, $.01 Par Value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes ☐ No ☒.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of October 21, 2003 (computed by reference to the last reported sale price of the Registrant’s Common Stock on the American Stock Exchange on such date) was $7,208,340.

The number of shares outstanding of Registrant’s Class A Common Stock, $.01 par value per share, as of October 21, 2003 was 3,003,475. Number of shares outstanding of Registrant’s Class B Common Stock, $.01 par value per share was 1,000,000. The Class B Common Stock is not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will be filed with the Commission subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

PART I.

Item 1.  Business

General

Sherwood Brands, Inc. (the “Company”) was incorporated in December 1982 in the state of North Carolina. Sherwood Brands, Inc. is engaged in the manufacture, marketing and distribution of a diverse line of brand name candies, cookies, chocolates and gifts. The Company manufactures lollipops, biscuits and assembles seasonal gift items including gift baskets for Christmas, Valentines Day and Easter. The Company’s principal branded products include COWS(TM) butter toffee candies, DEMITASSE(R) biscuits, RUGER(R) wafers, SMILE POPS(R) lollipops, STRIP-O-POPS(R) lollipops and ELANA(R) chocolates, SOUR FRUIT BURST(TM) fruit-filled hard candies and PIRATE’S GOLD COINS(R) milk chocolates. The Company’s marketing strategy, including its packaging of products, is designed to maximize freshness, taste and visual appeal, and emphasizes highly distinctive, premium quality products that are sold at prices that compare favorably to those of competitive products. The Company aligns its operations into three business segments for management to measure financial performance by product type.  The Company’s business segments are (i) Manufactured Candy, (ii) Purchased Candy and (iii) Gift Items.

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

Sherwood Acquisition Corporation, a wholly-owned subsidiary of the Company, was incorporated in April, 2002 in the state of Wyoming. On May 1, 2002, Sherwood Acquisition merged with and into Asher Candy Acquisition Corporation, a Wyoming corporation. Asher Candy Acquisition Corporation is a manufacturer of candy canes and other hard candies under the “Asher” name. The surviving corporation of the merger is Asher Candy Acquisition Corporation, which has changed its name to Asher Candy, Inc. The Company issued an aggregate of 270,559 shares of its common stock valued at $1,675,000 to the shareholders of Asher Candy Acquisition Corporation in consideration for the transaction, subject to escrows for indemnification and adjustments based on a final audit, as well as warrants exercisable for shares of the Company’s common stock valued at $108,000. The Company valued the common shares at the closing market price on April 30, 2002 and valued the warrants using the Black-Scholes options pricing method.

Market Overview

Sales of candy and cookie products in the United States have increased significantly in recent years. According to the United States Department of Commerce, manufacturers’ domestic shipments of confectionery products (excluding chewing gum) have increased from approximately $9 billion in 1990 to $21.3 billion in 2002. The Chocolate Manufacturers Association/National Confectioners Association has estimated that total retail sales of confectionery products in the United States in 2002 were approximately $24.1 billion, comprised of $13.1 billion in chocolate, $7.6 billion in non-chocolate products, $2.8 billion in gum products and $600 million in other products. Despite the growth, the United States ranks only fifth in per capita candy consumption among the industrialized nations.

Halloween generates the highest volume of sales ($2.0 billion), followed by Easter ($1.81 billion), Christmas ($1.50 billion) and Valentine’s Day ($1.09 billion).  Candy Sales for 2002 were up 1.5% over the prior year. During 2002, 1,401 new confectionery products were introduced, comprised of 639 chocolate items, 640 non-chocolate items, 72 gum items, and 50 other confectionary items.  Novelty/interactive candies growth slowed after a nearly 70% growth rate over the previous five years.  Everyday candy sales increased slightly last year while holiday sales dipped slightly. The Company believes that the expanding candy market in the United States presents attractive growth opportunities for its business, and is focusing on introducing new products in these holiday categories as well as achieving greater brand recognition and market penetration for all of the Company’s products.

The markets for candy and cookie products are dominated by a number of large, well capitalized corporations. In the candy market, these companies include Hershey Food Corporation, Masterfoods USA (M&M Mars) and Nestle S.A. The cookie and biscuit market is dominated by Kraft foods. In addition to domestic manufacturers, foreign candy and cookie companies, such as Lindt of Switzerland, Bahlsen KG, and Storck, have established their products in the United States. The Company believes that the remainder of the market is highly fragmented, with numerous manufacturers and hundreds of products and distribution channels, such as mass merchandisers, drug stores, club stores, vending companies and gourmet distributors.

In the current business environment, small and medium sized companies are exploring foreign manufacturing opportunities as a route to increased competitiveness.  Unfortunately, with no sugar price relief in sight, and despite such high-profile closings as Kraft’s LifeSavers plant in Michigan and Brach’s move to Argentina, the situation is likely to continue.  Also of growing interest are the moves a number of confectioners have made to outsource manufacturing to China, lured by increasing numbers of high quality, low-cost manufacturing facilities, and the market opening concessions the Chinese government made to gain entry to the World Trade Organization.  The trend started several years ago with co-packing agreements, primarily for novelty items such as tubes-toppers, but has quickly expanded to include product development and co-manufacturing operations.  According to Candy Business, for the first 10 months of last year, the value of sugar confectionery items imported to the U.S from mainland China nearly doubled when compared to the same period the previous year, rising from $19.4 million in 2001 to $36.8 million during 2002.  Add to this the more than three-fold increase in the value of items imported from Hong Kong during the same 10-month period ($2.27 million in 2001 to nearly $10 million last year), and China outpaces Argentina as the fourth largest importer to the U.S. Management believes that the Company’s experience in these markets and distribution channels, coupled with its expanded manufacturing capabilities with its suppliers overseas, should enable the Company to capitalize on growth opportunities in these markets.

Products

Purchased Candy

The following is a description of products that the Company sells, which are purchased from third-party sources located outside of the United States:

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

PIRATE’S GOLD COINS(TM) FOIL-WRAPPED CHOCOLATE COINS:  PIRATE’S GOLD COINS is a milk chocolate candy product designed in coin shapes and wrapped in embossed gold foil. They are offered in two sizes of mesh bags, 2lb. 10oz. tubs and in bulk, and are marketed primarily for the Christmas holiday season.

Manufactured Candy

The following is a description of products the Company manufactures:

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

DEMITASSE(TM) BISCUITS: DEMITASSE is a line of tea biscuits offered in a variety of flavors including the traditional tea biscuit, “Petit Beurre” (with real butter), cinnamon honey, coconut and chocolate. The DEMITASSE biscuit line is certified kosher by the Orthodox Union.

CANDY CANES: The Company manufactures a variety of packages, sizes, color and flavors, ranging from traditional peppermint canes to high-end gourmet lines. In addition, the Company manufactures premium flavor candy canes which include amaretto, merlot, Irish creme, Dutch chocolate, maraschino cherry and blueberry cheesecake.

Gift Items

The Company assembles a variety of custom made gift sets and gift baskets. The gift sets and gift baskets are typically designed for a particular holiday such as Christmas, Valentine’s Day or Easter. The gift sets and gift baskets may contain gourmet food products, candy, novelty items or seasonal merchandise. A significant portion of the contents of the gift sets and gift baskets are assembled from components imported from China.

The Company assemblies various products to the specification of our customer base and each Holiday season:

Christmas assembled items:

Elana Holiday Gifts:  The Company’s Elana holiday gifts are mesh bags filled with individually gift wrapped squares of Elana premium chocolates.

Chocolate Santa Bears: These little Santa Bears are a Company classic, each mesh bag is filled with delicious chocolate bears foil-wrapped in Santa suits.

Chocolate Holiday Ornaments:  A mesh bag is filled with solid milk chocolate wrapped in bright holiday colored foil.  Each chocolate has its own trimming string for hanging on the Christmas tree, giving these bags extra novelty.

Candy Filled Votive Candle Holders: House and lanterns hold standard votive candles and create a warm and festive mood anywhere.  The ceramic pieces which are incorporated with various holiday seasonal candies and can be used as a lantern.

Gift Sets: The Company exclusively designs gift sets that are tailored to its customers taste.

These are some of the items which the Company assembles:

Starry Night: A collector-worthy plate is the center piece, painted with a beautiful rendering of a spirited snowman under a starry Christmas sky.  Hot cocoa is packaged in two decorated tins and two mugs that include candy canes that hang over the rims to give the hot chocolate a peppermint accent.

Botanical Mug and Canister Set:  A floral design of mugs and canister set to compliment a garden breakfast or tea time on the porch.  A heavy canister with chromed metal latches seals air tight to keep food fresh.  Apple blossom tea is included.

Pasta Houses: Ceramic houses tall enough to hold a pound of linguini.  Included in each one is a package of imported gourmet pasta.  The wooden spoon tied to each house makes it a complete set.

Share the Spirit Mug Set: Cheerful images of the season decorate two mugs and cocoa sets.  The original artwork is appropriate for the holidays and beyond.

Valentines assembled items:

Valentine Card and Pops: Each of the colorful Valentine cards is accompanied by one conversation pop.

Valentine Coin Purse: The Valentine coin purse is a reusable purse filled with chocolate coins.

Valentine Treasure Chest: A plastic treasure chest is filled with premium gold chocolate coins.

Easter assembled items:

Easter Baskets: Wicker baskets of high quality wicker are made in various themes for the Easter holiday season.  These are some of our baskets with various themes:

•                  Playtime assortment: Assortment of games, toys and creative play sets incorporated with various candies.

•                  Fun and Games assortment:  Baskets are filled with summer fun toys for kids.

•                  Toy time assortment:  Toys that help inspire the imagination, pretend dress up, sports and creative art kits.

•                  Fuzzy friends plush assortment:  High quality plush fuzzy friends made of super soft velvet.

•                  All Candy Baskets: An assortment of various candy from the Company and other popular brands.

Suppliers

Some of the Company’s products are manufactured by third party sources to specific recipe and design specifications developed by the Company. These third party sources are located in Argentina, Austria, Belgium, Holland, Germany, Italy, and Ireland. The Company’s operations require it to have production orders in place in advance of shipment to the Company’s warehouses

(product deliveries typically take 60 days). Generally, the Company’s foreign suppliers deliver finished products free on board to a freight forwarder, cargo consolidator or directly to a seaport for ocean transport. The Company assumes the risk of loss, damage or destruction of products, although the Company maintains cargo insurance. Upon entry into the United States, the products are then transported by rail or truck to one of the six regional warehouses used by the Company.

The Company has long-term relationships with the manufacturers of ELANA(R) Belgian chocolates, RUGER(R) Wafers, and PIRATE’S GOLD COINS(TM) milk chocolates. Generally, these manufacturers have agreed not to export into the United States, and in some cases, other countries, any products similar to those produced for the Company. The Company has no formal written agreements with its manufacturers and has no formal commitment to purchase minimum volumes of products. However, on an annual basis the Company and its manufacturer will agree upon volumes and prices and establish a delivery schedule based upon the Company’s forecast.

The Company requires that its suppliers maintain product liability insurance with the Company as an additional named insured. The loss of any one supplier would not have a material adverse effect on the Company’s business.

The Company purchases the necessary ingredients and packaging materials, which are used in its products that are manufactured at its New Hyde Park, NY and Chase City, VA production facilities from numerous third-party suppliers. These ingredients and packaging materials include flour, sugar, shortening, flavorings, butter, folding cartons, shipping cartons and wrapping film. The purchases are made on an open account basis with competitive payment terms.

Most of the components used in the Company’s line of holiday gift sets and gift baskets are assembled at its Central Falls, RI and New Bedford , MA facility and are purchased from manufacturers located in Asia, principally China. In addition, the Company purchases some components from domestic sources on an open account basis.

Customers

The Company sells its products primarily to mass merchandisers, other retail customers, grocery and drug store chains, club stores, convenience stores, specialty shops and wholesalers. The Company’s mass merchandise customers include Family Dollar, Target, Dollar General, K-Mart and Wal-Mart. For the year ended July 31, 2003, Sam’s Club and Wal-Mart accounted for 15% and 9% of the Company’s total net sales, respectively. For the year ended July 31, 2002, Sam’s Club and Wal-Mart accounted for 29% and 14%, respectively, of the Company’s total net sales.  For the year ended July 31, 2001 Wal-Mart comprised 14% of the Company’s total net sales. The loss of either Sam’s Club or Wal-Mart as a customer would result in a significant decrease in the Company’s revenues and profits.

Vending companies are one of the Company’s major customer category. ELANA Belgian chocolates, RUGER wafers, COWS butter toffee candies and SOUR FRUIT BURST candies are available in vending machines as well as through traditional outlets. The Company believes that the visibility of its products in vending channels enhances market acceptance and consumer appeal of the Company’s products in other distribution channels.

The Company also sells its products to numerous gourmet distributors throughout the United States. These distributors in turn sell the Company’s products to a wide base of gourmet stores. The Company believes that it has been able to penetrate this customer segment because of its ability to satisfy consumer demand for premium quality products at prices that are attractive to these distributors.

Distribution Channels

The Company distributes its products throughout the United States, Puerto Rico and Canada. Net sales of the Company’s products in the Canadian market accounted for less than 1% of the Company’s total net sales in fiscal 2003.

The Company engages independent food and candy brokers in various regions throughout the United States for marketing to retail stores. These brokers account for a majority of the Company’s sales. Food and candy brokers are paid on a commission basis (typically 5% of sales generated by them) and are generally responsible in their respective geographic markets for identifying customers, soliciting orders and inspecting merchandise on store shelves. As of July 31, 2003, the Company had arrangements with approximately 65 food and candy broker organizations. These arrangements typically prohibit the brokers from selling competing products during their engagement with the Company.  The Company believes that the use of brokers, enhances the quality and scope of the Company’s sales operations. In addition, the use of brokers permits the Company to limit the costs associated with creating and maintaining a direct distribution network. The Company’s executive officers and six regional sales managers work with the brokers on an individual basis and are responsible for managing the broker network, identifying opportunities and developing sales in their respective territories.

The Company uses six regional bonded public warehouses that specialize in food and confectionery storage. These warehouses are selected based on proximity to the Company’s customers, their ability to provide prompt customer service and their efficient and economic delivery. Generally, the Company sells its products pursuant to customer purchase orders and fills these orders from inventory within one to two days of receipt.

Because these purchase orders are filled shortly after receipt, backlog is not material to the Company’s business. Substantially all of the Company’s products are delivered by common carrier.

Manufacturing and Assembly Facilities

The Company has two manufacturing facilities and three assembly facilities.

The Company currently manufactures hard candy, soft candy, jellies, Demitasse biscuits and COWSCARAMEL Caramel candies at its Chase City, VA facility. The Chase City facility consists of a brick building with 100,000 square feet (including a 1,750 square foot office) situated on approximately ten acres in Southern Virginia. The facility had approximately 25,000 square feet added to accommodate the consolidation of the Company’s Pawtucket, RI facility, which was closed in May 2002. The facility is equipped with state-of-the-art equipment for the  manufacture and packaging of cookie and candy products and employed approximately 176 skilled and unskilled workers during the year ended July 31, 2003.  Currently, the labor force at the Chase City facility has been reduced to 68 employees to better meet current biscuit and cookie orders. The facility will be operating at this level through the end of July 31, 2004, at which time the manufacturing operations of hard candy lines will be transferred to the Company’s overseas suppliers. The facility is certified kosher by the Orthodox Union. The Company also has a 73,000 square foot packaging and storage facility located on approximately 15 acres in Keysville, VA. Both the Chase City and Keysville facilities have access to a supply of skilled and unskilled labor. In addition, the Southern Virginia area in which the two plants are located, is readily accessible to common carriers, rail lines and a major seaport (Newport News). Management believes that by limiting its production level to its cookies and biscuits lines in Chase City it is more likely that the Company will return to profitability during the year ending July 31, 2004.

The Company leases approximately 411,000 square feet of improved real estate in Pawtucket and Central Falls, RI at which it assembles holiday gift items, stores inventory (397,000 square feet) and provides office space (14,000 square feet). Both Rhode Island facilities have access to skilled and unskilled labor, and are readily accessible to common carriers, rail lines and a major seaport (Boston). The Company did not exercise its option to extend the term of our leases on its office and assembly facility in Central Falls, Rhode Island and we plan to vacate the location on March 31, 2004.  After March 31, 2004, its New Bedford, Massachusetts facility together with a planned West Coast assembly and distribution facility will be utilized to improve our shipping costs and assembly of our products.

The Company leases approximately 30,000 square feet of improved real estate in New Hyde Park, NY. The property is used for manufacturing candy canes. The location has access to both skilled and unskilled labor, and is readily accessible to common carriers and a major seaport (New York).  The current lease expires in March 31, 2004.  The Company has requested from the landlord to extend the lease another six months until September 30, 2004 and the Company has the right to choose to extend the lease for an additional five year option on the facility.

In May 2000, the Company entered into a capital lease agreement with the New Bedford Redevelopment Authority to lease a 430,000 square foot building in New Bedford, MA. The facility is used for assembly and storage of components. Under the terms of the lease the Company made an initial payment of $400,000 and paid rent of $25,000 per annum for years one and two and is committed to pay $41,666.66 per annum for years three through twenty. The Company has an option to purchase the building at any time during the lease term for $1,200,000 less any amounts of rental payments made.

The Company currently employs technical and production personnel who have working knowledge of the technical and operational aspects of the Company’s production equipment. The Company also employs personnel to conduct quality control testing at the facilities through on-site laboratory analysis and quality assurance inspections. The inspectors evaluate the Company’s products on the basis of subjective factors such as taste and appearance. The Company monitors the efficiency of the production equipment continuously and its facilities are climate controlled where required.

Marketing, Sales and Advertising

The Company believes that product recognition by retail and wholesale customers, consumers and food brokers is an important factor in the marketing of its products. Accordingly, the Company promotes its products and brand names through the use of promotional materials, including full-color product brochures and newspaper inserts, advertising in trade magazines targeted to the mass merchandisers, vending industry, gourmet trade and gift basket markets, and participation in trade shows. For the year ended July 31, 2003, the Company spent approximately $928,000 on advertising and product promotion. For the years ended July 31, 2002 and 2001 the Company spent approximately $1,127,000 and $980,000, respectively, on advertising and product promotion.

The Company also promotes its products through sales discounts and advertising allowances. Promotional programs are generally used most during the initial introduction of a new product. As distribution of the new product increases, the Company gradually shifts from promotion to direct advertising in order to reinforce trade and consumer repeat purchasing. Management believes that these promotional programs have shortened the time periods necessary to achieve market penetration of its products. The Company intends to continue to develop and implement marketing and advertising programs to increase brand recognition of its products and to emphasize favorable pricing compared to competing products.

Competition

The Company faces significant competition in the marketing and sale of its products. The Company’s products compete for consumer recognition and shelf space with candies, cakes, cookies, chocolates and other food products which have achieved international, national, regional and local brand recognition and consumer loyalty. These products are marketed by companies (which may include the Company’s suppliers) with significantly greater financial, manufacturing, marketing, distribution, personnel and other resources than the Company. Certain of these competitors, such as Hershey Food Corporation, Masterfoods USA (M&M Mars), Inc., Nestle, S.A., and Kraft Foods, dominate the markets for candy and cookie products, and have substantial promotional budgets which enable them to implement extensive advertising campaigns. The food industry is characterized by frequent introductions of new products, accompanied by substantial promotional campaigns. Competitive factors in these markets include brand identity, product quality, taste and price. The Company’s major competitors for holiday gift items and gift baskets are Houston Harvest Co., Smith Enterprises, Inc. and Wonder Treats. The Company’s major competitors for candy canes are Bob’s Candies, Inc, Spangler Candy Company, and Allan Candy Company.

Trademarks

The Company holds United States trademark registrations for the “ELANA,” “RUGER”, “TONGUE TATTOO”, “STRIP-O-POP”, “SMILE POPS” and “demitasse” names, and has filed applications to register for certain other names, including “COWS,” and uses other names for which it has not applied for registration. The Company believes that its rights to these names are a significant part of the Company’s business and that its ability to create demand for its products is dependent to a large extent on its ability to exploit these trademarks. The Company’s failure to protect its trademarks and other intellectual property rights could negatively impact the value of its brand names. The Company is currently involved in a legal proceeding involving intellectual property rights. The Company is not aware of any other infringement claims or other challenges to the Company’s rights to use these marks. The Company is applying for the international registration of all its trademarks.

Government Regulation

The Company is subject to extensive regulation by the United States Food and Drug Administration, the United States Department of Agriculture and by other state and local authorities in jurisdictions in which the Company’s products are manufactured or sold. Among other things, such regulations govern the importing, manufacturing, packaging, storing, distribution and labeling of the Company’s products, as well as sanitary conditions and public health and safety. Applicable statutes and regulations governing the Company’s products include “standards of identity” for the content of specific types of products, nutritional labeling and serving size requirements and general “Good Manufacturing Practices” with respect to manufacturing processes. The Company’s manufacturing facilities and manufactured products are subject to periodic inspection by federal, state and local authorities. The Company believes that it is in compliance with all governmental laws and regulations and maintains all permits and licenses required for its operations.

Insurance

The Company maintains product liability insurance with limits of $2,000,000 in the aggregate and $1,000,000 per occurrence (with excess coverage of $10,000,000), which it believes is adequate for the types of products currently offered by the Company.

Employees

As of October 16, 2003, the Company had approximately 547 full-time employees and approximately 520 part-time or seasonal employees. Of the Company’s full-time workforce, 25 are located at the Company’s principal office in Rockville, MD. The Company has approximately 68 full and part-time employees in Virginia, approximately 755 full, part-time and seasonal employees in Rhode Island and Massachusetts and 219 full, part-time and seasonal employees in its New Hyde Park, NY facility. Management believes that the Company’s relationship with its employees is good. The employees at the Asher Candy facility are the Company’s only employees represented by labor unions under a collective bargaining agreement.

Item 2.  Properties

The following table sets forth, with respect to properties leased and owned by the Company at July 31, 2003, the location of the property, the size of the property, the annual rent, and the year in which the lease expires, if applicable, and the business use which the Company makes of such facilities:

	Approximate
	Square	Annual	Expiration
Address	Feet	Rent	of Lease	Business Use	Segment

Leased Properties:
1803 Research Boulevard Office Rockville, MD 20850	5,500	$116,000	January 31, 2009	Executive and General	—
1005 Main Street Pawtucket, RI 02860	14,000	$100,893	October 2004	General Office	—
280 Rand Street Central Falls, RI 02863 facilities	397,000	$380,656	March 2004	Assembly facility, Storage And Distribution	Purchase Candy, Gift Items
1815 Gilford Avenue New Hyde Park, NY	30,000	$300,000	March 2004	Manufacturing Plant	Manufactured Candy
27 Healy Street New Bedford, MA 02745	430,000	$25,000	June 2020	Assembly facility, Storage And Distribution	Purchase Candy, Gift Items
		(Yr 1-2)
		$41,667
		(Yr 3-20)
Owned Properties:
807 South Main Street Chase City, VA 23924	100,000			Manufacturing Plant	Manufactured Candy
350 Sherwood Drive Keysville, VA 23947	73,000			Assembly facility, Storage and distribution	Purchase Candy, Gift Items

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

The Company is currently involved as Plaintiff in a suit brought before the Circuit Court for Montgomery County, Maryland, presenting claims in connection with the merger agreement under which Sherwood Brands acquired securities of Asher Candy Acquisition Corporation and agreed to sell securities in Sherwood Brands to prior shareholders of Asher Candy.  The complaint alleges that the Company was fraudulently induced to enter into the merger agreement on the basis of, among other things, material misrepresentations and omissions by the shareholders of Asher Candy.   The Company seeks declaratory and injunctive relief and award of damages against the former shareholders of Asher Candy for violations of the merger agreement, for common law fraud and violations of applicable securities laws.  Pending resolution of the litigation, the Company has refused to honor the demand of the former shareholders for the Company to repurchase half of the shares issued to them at a price of $4.50 per share. Some of the shareholders have filed a counterclaim seeking $7.0 million in damages.  The Company believes that it has defenses to the counterclaim. There can be no assurance that the Company will not be a party to other litigation in the future.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2003.

PART II

Item 5.  Market for the Company’s Common Equity and Related Stockholder Matters

Market Price

The Company’s Class A Common Stock is traded on the American Stock Exchange (“AMEX”) (symbol: SHD). The following table shows The high and low sales prices as reported on the AMEX for the Class A Common Stock for each quarter within the last two fiscal years:

Price Period	High	Low

Fiscal Year Ended July 31, 2002:
First Quarter	$7.20	$4.36
Second Quarter	$9.19	$4.90
Third Quarter	$7.25	$5.45
Fourth Quarter	$6.89	$4.05
Fiscal Year Ended July 31, 2003:
First Quarter	$5.10	$2.90
Second Quarter	$3.50	$2.46
Third Quarter	$2.60	$1.57
Fourth Quarter	$2.33	$1.60

As of October 28, 2003, there were 29 holders of record of the Class A Common Stock and one holder of record of the Class B Common Stock. The Company believes that there are more than 311 beneficial holders of its Class A Common Stock.

Dividend Policy

The Company has never declared or paid any cash dividends on the Class A and Class B Common Stock and has no present intention to declare or pay cash dividends on the Class A and Class B Common Stock in the foreseeable future. It intends to retain earnings, if any, which it may realize in the foreseeable future to finance its operations. The Company is subject to various financial covenants with its lenders that could limit and/or prohibit the payment of dividends in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The payment of future cash dividends on the Class A Common Stock will be at the discretion of the Board of Directors and will depend on a number of factors, including future earnings, capital requirements, the financial condition and prospects of the Company and any restrictions under credit Agreements existing from time to time.

Item 6.  Selected Financial Data

The selected financial data set forth below have been derived from the consolidated financial statements of the Company and the related notes thereto. The statement of operations data for the five years ended July 31, 2003 and the balance sheet data as of July 31, 2003, 2002, 2001, 2000 and 1999 are derived from the consolidated financial statements of the Company which have been audited by BDO Seidman, LLP, independent certified public accountants. The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto and “Management Discussion and Analysis of Financial Condition and Results from Operations”, which are included elsewhere herein.

For the years ended July 31,	2003	2002	2001	2000	1999

Net sales	$49,162,787	$52,782,341	$58,316,716	$42,104,645	$25,299,806
Cost of sales	37,680,097	37,714,680	41,796,184	32,183,885	19,218,718
Write down of Inventory	2,192,005	—	—	—	—
Gross profit	9,290,685	15,067,661	16,520,532	9,920,760	6,081,088
Selling, general and administrative expenses	8,192,774	8,313,603	8,006,416	6,675,177	4,922,082
Salaries and related expenses	5,057,115	5,100,167	4,806,061	3,285,850	2,450,096
Non-recurring costs	1,932,075	707,551	—	—	213,112
Total operating expenses	15,181,964	14,121,321	12,812,477	9,961,027	7,585,290
Income (Loss) from operations	(5,891,279)	946,340	3,708,055	(40,267)	(1,504,202)

Other income (expense)
Interest income	2,636	4,881	11,182	36,016	83,258
Interest expense	(623,201)	(468,687)	(539,971)	(434,978)	(153,832)
Other income (expense)	274,728	90,535	132,209	693,413	(7,821)
Total other income (expense)	(345,837)	(373,271)	(396,580)	294,451	(78,395)
Income (Loss) before provision (benefit) for taxes on income	(6,237,116)	573,069	3,311,475	254,184	(1,582,597)
Provision (Benefit) for taxes on income	(866,224)	248,039	1,093,100	98,100	(319,700)
Net income (loss)	$(5,370,892)	$325,030	$2,218,375	$156,084	$(1,262,897)
Net income (loss) per share
—basic	$(1.34)	$0.09	$0.60	$0.04	$(0.34)
—diluted	(1.34)	0.08	0.56	0.04	(0.34)
Weighted average common shares outstanding
—basic	3,996,199	3,778,375	3,700,000	3,700,000	3,700,000
—diluted	3,996,199	4,312,762	3,954,428	3,700,000	3,700,000

For the years ended July 31,	2003	2002	2001	2000	1999

Balance Sheet Data:
Working Capital	$669,015	$6,218,382	$7,485,168	$6,020,265	$6,992,533
Total Assets	26,502,471	31,390,954	22,804,112	20,618,891	16,575,370
Total Long Term Debt	1,574,405	2,266,414	1,221,162	1,755,170	1,604,526
Total Liabilities	18,427,800	18,003,614	11,575,121	11,590,004	7,702,567
Stockholders’ Equity	8,074,671	13,387,340	11,228,991	9,028,887	8,872,803

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the Company and its management. Such statements are subject to a variety of risks and uncertainties, many of which are beyond the Company’s control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described below. Investors are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise the information contained in this Annual Report on Form 10-K, whether as a result of new information, future events or circumstances or otherwise.

If any of the following risks occurs, our business, financial condition or results of operations could be adversely affected.

The loss of a significant customer could have an adverse effect on our business. We are dependent on a limited number of customers for a significant portion of our revenues. Sam’s Club and Wal-Mart accounted for approximately 15% and 9%, respectively, of our sales for the year ended July 31, 2003. We do not maintain agreements with our customers and sell products pursuant to purchase orders placed from time to time in the ordinary course of business. The loss of a significant customer could have an adverse effect on our business.

We face significant competition in the marketing and sales of our products. Our products compete for consumer recognition and shelf space with candies, cakes, cookies, chocolates and other food products which have achieved international, national, regional and local brand recognition and consumer loyalty. These products are marketed by companies (which may include our suppliers) with significantly greater financial, manufacturing, marketing, distribution, personnel and other resources than we have. Some of these competitors, such as Hershey Food Corporation, Masterfoods USA (M&M Mars), Inc., Nestle, S.A., and Kraft Foods, dominate the markets for candy and cookie products, and have substantial promotional budgets which enable them to implement extensive advertising campaigns. The food industry is characterized by frequent introductions of new products, accompanied by substantial promotional campaigns. If we are unable to continue to compete successfully our business could be adversely affected.

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

We depend on our trademarks. We hold United States trademark registrations for the “ELANA,” “RUGER”, “TONGUE TATTOO”, “STRIP-O-POP”, “SMILE POPS” and “demitasse” names, and have filed applications to register certain other names, including “COWS,” and use other names for which we have not applied for registration. We believe that our rights to these names are a significant part of our business and that our ability to create demand for our products is dependent to a large extent on our ability to exploit these trademarks. Our failure to protect our trademarks and other intellectual property rights could negatively impact the value of our brand names. We are requested some of our marks in countries other than the U.S. and may apply for additional registration as appropriate.

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

We face various risks relating to foreign manufacturing. During the fiscal years ended July 31, 2001, 2002 and 2003, approximately 23%, 23% and 33%, respectively, of our products were manufactured in foreign countries. We have been and will continue to be subject to risks associated with the manufacture of products in foreign countries, primarily in Argentina, Austria, Belgium, China, Holland and Ireland. These risks include material shipping delays, fluctuations in foreign currency exchange rates, customs duties, tariffs and import quotas and international political, regulatory and economic developments. We assume the risk of loss, damage or destruction of products when shipped by a manufacturer. Because we pay for some of our products manufactured outside the United States in foreign currencies, any weakening of the United States dollar in relation to relevant foreign currencies, could result in significantly increased costs to us. In addition, some products manufactured overseas are subject to import duties. Deliveries of products from our foreign manufacturers could also be delayed or restricted by the future imposition of quotas. If quotas were imposed, it is possible that we would not be able to obtain quality products at favorable prices from domestic or other suppliers whose quotas have not been exceeded by the supply of products to their existing customers.

Our operating results fluctuate and we are subject to seasonality. Our operating results are subject to fluctuations as a result of new product introductions, the timing of significant operating expenses and customer orders, delays in shipping orders, pricing and seasonality. Our sales increase during the first and second quarters of our fiscal year, due to the holidays that occur during those quarters. During the fiscal years ended July 31, 2001, 2002 and 2003, approximately 70%, 70% and 77%, respectively, of our annual sales occurred in the first two quarters of the fiscal year. If we are unable to meet the delivery schedules of our customers during the first two quarters of our fiscal year our profitability would be adversely affected during that fiscal year.    We are subject to government regulation. We are subject to extensive regulation by the United States Food and Drug Administration, the United States Department of Agriculture and by other state and local authorities in jurisdictions in which our products are manufactured or sold. Among other things, such regulation governs the importation, manufacturing, packaging, storage, distribution and labeling of our products, as well as sanitary conditions and public health and safety. Applicable statutes and regulations governing our products include “standards of identity” for the content of specific types of products, nutritional labeling and serving size requirements and general “Good Manufacturing Practices” with respect to manufacturing processes. Our facilities and products are subject to periodic inspection by federal, state and local authorities. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions.

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

We are dependent on key personnel and the loss of these key personnel could have a material adverse effect on our success. Our success is dependent on the personal efforts of Uziel Frydman, our Chairman, President and Chief Executive Officer, Amir Frydman, our Vice President

of Marketing and Christopher Willi, our Chief Financial Officer. The loss or interruption of the services of such individuals could have a material adverse effect on our business. We maintain “key-man” insurance in the amount of $1 million on the life of Mr. Uziel Frydman. Our success also depends upon our ability to hire and retain additional qualified management, marketing and other personnel. Employment and retention of qualified personnel is important due to the competitive nature of the food industry. Our failure to hire and retain qualified personnel could adversely affect our success.

Our President and Chief Executive Officer controls our company. Mr. Uziel Frydman, President and Chief Executive Officer of our company, owns 400,000 shares of Class A Common Stock (with a right to acquire an additional 202,984 upon the exercise of options) and 1,000,000 shares of Class B Common Stock, representing, in the aggregate, approximately 43% of the outstanding Common Stock of our company and 76% of the voting control of our company, assuming that all of the warrants are exercised. Accordingly, Mr. Frydman will be able to direct the election of all of our company’s directors, increase the authorized capital, dissolve, merge or sell the assets of our company, and generally direct the affairs of our company. In addition, the level of control exercised by Mr. Frydman may discourage investors from purchasing our Common Stock.

We may issue “blank check” preferred stock that would prevent a change of control. Our Articles of Incorporation, as amended, authorize our board of directors to issue up to 5,000,000 shares of “blank check” preferred stock without stockholder approval, in one or more series and to fix the dividend rights, terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges, and restrictions applicable to each new series of preferred stock. The issuance of shares of preferred stock in the future could, among other things, adversely affect the voting power of the holders of common stock and, under certain circumstances, could make it difficult for a third party to gain control of our company, prevent or substantially delay a change in control, discourage bids for the Common Stock at a premium, or otherwise adversely affect the market price of the Common Stock.

We are prohibited from paying dividends by the terms of our financing agreements. We have never paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends is prohibited by the terms of our financing agreements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This 10-K report contains some forward-looking statements, within the meaning of federal securities laws, about our financial condition, results of operations and business. You can find many of these statements by looking for words like “will,” “should,” “believes,” “expects,” “project,” “could,” “anticipates,” “estimates,” “intends,” “may,” “pro forma” or similar expressions used in this 10-K report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results or performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. The risks and uncertainties include those risks and uncertainties identified under the heading “Risk Factors” in this 10-K report. Because these forward-looking statements are subject to risks and uncertainties, we caution you not to place undue reliance on these statements, which speak only as of the date of this 10-K report. We do not undertake any responsibility to review or confirm analysts’ expectations or estimates or to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this 10-K report. Additionally, we do not undertake any responsibility to update you on the occurrence of unanticipated events which may cause actual results to differ from those expressed or implied by these forward-looking statements.

Overview

The Company is engaged in the manufacture, marketing and distribution of a diverse line of brand name candies, cookies, chocolates and gifts. Through fiscal year ended July 31, 2001, the Company had experienced continued revenue growth. This growth was a direct result of the Company’s introduction of gift items, gift baskets and new candy products. The new gift products enabled the Company to expand its customer base to include mass-merchandisers.

With net sales growing from approximately $18 million in fiscal 1998 to over $49 million in fiscal 2003, management began to take steps to reduce costs in future years by consolidating operations and continuing to build its infrastructure. The objectives are to establish new production and assembly facilities with more efficient and effective cost structures. The Company began implementing these plans during the year ended July 31, 2003.

Over the past two fiscal years ended July 31, 2003 and 2002, the Company had seen declines in its net sales largely attributable to decreased consumer confidence and spending and the weak environment. The following highlights the attributing factors for the declines:

For fiscal year ended July 31, 2002

•                  Jelly pricing not meeting Company’s profitability levels, declined orders of $2.7 million.

•                  After September 11, 2001, the total consumer market experienced a major slow down. Major chains that ordered products delaying their shipments. The Company held onto $4,000,0000 of inventory for these major chains for over twelve months.

For fiscal year ended July 31, 2003

•                  Sales to Sam’s Club and Wal-mart declined from prior year 2002 as a result of a one time order of specialty gift items as part of their Easter seasonal items, including shadow boxes, steamer trunks and leather clocks which  accounted for $4.4 million of gift items sales decline.

•                  The Chase City manufacturing facility  inefficiencies and capacity levels running at 38% on a daily basis.  The impact of this transition  resulted in approximately $1.9 million of pre-production start up costs, or 4% of net sales and resulted in a write down of obsolete film and packaging inventory of approximately $2.2 million or 4.6% of net sales. The inventory write down was a direct result of our decision in the third quarter ending April 30, 2003 to shift certain production to our overseas third party manufacturing suppliers. We have reduced our work force from 280 employees to 68 at the Chase City facility, and are currently in the process of moving hard and soft candy production to our third party manufacturing suppliers overseas. We anticipate that additional expenses may arise due to movement from Chase City to our overseas suppliers.

•                  On September 30, 2002, 29 west coast ports were shut down abruptly and remained closed as contract negotiations between dock-workers and shipping companies broke off negotiations for new contracts. The shut down occurred during the Company’s peak inventory shipping period for orders for the holiday season. The shut down had an effect on our first quarter of shipments to our customers. A large portion of containers, which were to be received, remained either at ports or on shipping vessels on the water. In addition, empty containers were not brought back to ports in the Pacific Rim, which we needed to move some of our other products. A slow down by the long shore-men on shipping products was still prevalent. Our first quarter revenues were impacted by the shut down and resulted in a delay of approximately $6.0 million in sales.  Approximately $3.5 million was shipped out during the second quarter and approximately $2.5 million of the remaining inventory will be shipped during the first and second quarter of fiscal year 2004.

On May 1, 2002, we acquired all of the outstanding common stock of Asher Candy Acquisition Corporation, a Wyoming corporation with operations located in New Hyde Park, New York, that manufactured candy canes and other hard candies under the “Asher” name. The purchase price paid to the shareholders of Asher Candy Acquisition Corporation in consideration for the transaction was approximately $1,783,000, consisting of an aggregate of 270,559 shares of our Class A common stock valued at $6.20 per share, or $1,675,000, subject to claims for indemnification, and warrants exercisable for 38,652 shares of our Class A common stock, which warrants were valued at $108,000. We valued the common shares at the closing market price on April 30, 2002 and valued the warrants using the Black-Scholes options pricing method.  During the fiscal year ended July 31, 2003, we included the operating results of Asher Candy in our consolidated results. Asher Candy generated $10.2 million in net sales for fiscal year ended July 31, 2003.

During the year ended July 31, 2003, the Company had a total of fifteen licensing agreements,  nine during the fiscal year ended July 31, 2003 and six in fiscal year ended July 31, 2002, to incorporate its products into gift sets and to manufacturing of candies and wafers. The royalty rates for such licenses are from 2% to 12% of net sales and expire in range of two to three years. The products to be incorporated into the Company’s gift set items are primarily for the first quarter and Easter selling season. The Company entered into a licensing agreement to produce everyday candies and wafers. The Company paid $232,000 in advance fees for the rights under the licensing agreements. These advance fees were be offset against any amounts due on royalties. There was no other minimum license fees under these agreements. The Company incurred $227,000 in royalties during the year ended July 31, 2003. The Company is currently pursuing other licenses with similar terms and conditions. The Company expects to see increased revenue for products related to the agreements beginning in the year ending July 31, 2004.

The Company’s Rhode Island manufacturing facility, which occupied five stories in an old building, closed on May 31, 2002. All the production equipment, together with the electrical, piping, steam and air-conditioning were disassembled and transferred to the Company’s expanded Chase City, VA facility. This 75,000 square feet facility, with an additional 25,000 square feet from a recent expansion, and the 73,000 square foot facility at Keysville, VA (about 20 miles from Chase City, VA), would become the single manufacturing and distribution facility under one plant management for all products produced at the Chase City facility. The Company incurred start up costs of approximately $1,900,000 in 2003 in an attempt to meet planned production schedules and product quality standards.  Ultimately, in the third quarter of 2003, the Company decided to transfer production overseas to third party suppliers.  Also, in the third quarter, the Company wrote down inventory by approximately $2,200,000 since certain packaging materials could no longer be used.  The Company will continue to manufacture certain biscuits and cookie products at the Chase City facility and has concluded that there is no asset impairment at either April 30, 2003 or July 31, 2003.

Christmas, Easter gift sets and gift baskets are assembled and distributed at the Rhode Island and Massachusetts facilities. The Company purchases product primarily from the Pacific Rim. The Company is continually looking to further reduce costs by more efficient sourcing.

We did not exercise the options on our office and assembly facility in Rhode Island and plan to vacate the location on March 31, 2004.  After March 31, 2004, our New Bedford, Massachusetts facility together with a planned West Coast assembly and distribution facility will be utilized to improve our shipping costs and assembly of our products.

Environmental Factors Affecting the Performance in the Year Ending July 31, 2003.

On September 30, 2002, 29 west coast ports were shut down abruptly and remained closed as contract negotiations between dock-workers and shipping companies broke off negotiations for new contracts. The shut down occurred during the Company’s peak inventory shipping period for orders for the holiday season. In mid-October 2002, the President of the United States of America signed an order under the Taft-Hartley Act to reopen the ports and put a moratorium on the strike for 60 days. The shut down had an effect on our first quarter of shipments to our customers. A large portion of containers, which were to be received, remained either at ports or on shipping vessels on the water. In addition, empty containers were not brought back to ports in the Pacific Rim, which we needed to move some of our other products. In mid-October 2002, our inventory began to be released for shipment to our facility in New Bedford, MA. A slow down by the long shore-men on shipping products was still prevalent. Our first quarter revenues were impacted by the shut down and resulted in a delay of approximately $6.0 million in sales.  Approximately $3.5 million was shipped out during the second quarter and approximately $2.5 million of the remaining inventory will be shipped during the first and second quarters of fiscal year 2004.

Results of Operations

Fiscal Year Ended July 31, 2003 compared to Fiscal Year ended July 31, 2002

Net sales for the years ended July 31, 2003 and 2002 were $49,162,787 and $52,782,341, respectively, a decrease of 6.85%.  Sam’s Club, Big Lots and Wal-Mart accounted for approximately 16%, 10.2% and 9.5% of sales, respectively, during the fiscal year ended July 31, 2003, and Sam’s Club, Wal-Mart and Big Lots accounted for approximately 29%, 14% and 8% of sales, respectively, for the prior year’s comparable period.  Net sales for each of our business segments was as follows:

Net sales of Manufactured Candy increased from $13.6 million for the year ended July 31, 2002 to $17.1 million in the year ended July 31, 2003.  The increase of $3.5 million was primarily due to $10.0 million of sales in manufactured candy canes in connection with our acquisition of Asher Candy.  This increase was partially offset by a $6.5 million decrease in our manufactured items for the Valentine and Easter seasons which was comprised of the following decreases: $2.4 million in cookie sales; $2.7 million in biscuit sales; and $1.4 million in Cows sales.

Net sales of Purchased Candy increased from $11.9 million for the year ended July 31, 2002 to $15.9 million for the year ended July 31, 2003. The increase of $4.0 million was primarily due to the sale of Christmas purchased gift items, which had been assembled at the Company’s New Bedford, Massachusetts facility in the prior fiscal year.

Net sales of Gift Items decreased from $27.2 million for the year ended July 31, 2002 to $16.1 million for the year ended July 31, 2003.  The $11.1 million decrease was primarily a result of the shift of $5.7 million of Christmas assembled goods to purchased assembled goods, $1.0 million of HBA items and a one time order by Sam’s Club and Wal-mart for $4.4 million of specialty gift items as part of their Easter seasonal items in fiscal year 2002.

For the fiscal years ended July 31, 2003 and 2002, gross margins decreased to $9,290,685 from $15,067,661, respectively, and decreased to 18.9% and 28.5% as percent of sales, respectively.  Gross margins for each of our business segments was as follows:

Gross margins on our Manufactured Candy decreased due to low capacity and efficiency levels at our Chase City, Virginia facility.  The facility ran at 38% capacity for most of fiscal year ended July 31, 2003.  The decrease in the production levels created unfavorable labor costs and material variances in packaging and raw materials of approximately $3.06 million, or a 6.2% effect on gross margins for the fiscal year ended July 31, 2003.  We have expensed these unfavorable variances as incurred. The write down of inventory of $2,192,005, or 4.5% for the third quarter of the fiscal year ended July 31, 2003, resulted from film and packaging materials that became obsolete due to the transfer of certain product manufacturing to third party overseas suppliers and a reduction of products manufactured at our Chase City, Virginia facility.

Gross margins for our Purchased Candy increased by $2.3 million primarily due to the purchase of assembled gift items that were not assembled in our New Bedford, Massachusetts facility.

Gross margins on our Gift Items decreased by $5.8 million due primarily to shifts of product lines from assembled to purchase candy and the one time order by Sam’s Club and Wal-mart for $4.4 million of gift items in fiscal 2002 and $515,000 of additional freight and duty costs associated with the west coast dockworkers strike.

We may incur additional expenses in the first and second quarters of fiscal year 2004 as we continue to reorganize the plant’s operations.

During the fiscal year ended July 31, 2003 and 2002, selling, general and administrative expenses decreased to $8,192,774 from $8,313,603, respectively, and increased to 16.7% from 15.8% as a percent of sales, respectively. The increase was largely due to $174,000 in travel expenses, of which approximately $85,000 was for trips to China, $48,000 of shipping violation fees resulting from our inability to meet shipping dates for our customers due to the dockworkers strike, $23,000 in building rental costs, $159,000 in professional fees, $56,000 in shipping and carrier cost associated with samples, and $143,000 of warehouse transfer costs, which was partially offset by a decrease of $159,000 of brokers commissions.

Pre-productions startup costs increased to $1,932,075 during the fiscal year ended July 31, 2003 compared to $707,551 from prior year’s comparable period, or increase to 3.9% from 1.3% as percent of sales, respectively, as a result of the training required for new employees at our Chase City, Virginia facility.

During the fiscal year ended July 31, 2003, salaries and related expenses decreased to $5,057,115 from $5,100,167 during the fiscal ended July 31, 2002, or 10.3% from 9.7%, respectively, as a percent of sales. This decrease resulted  from a decline of $45,000 in the Company’s overhead due to its restructuring effort in the fourth quarter of the fiscal year ended July 31, 2003, offset by an increase in Health insurance premiums.

As a result, operating expenses for the fiscal year ended July 31, 2003 increased to $15,181,964 from $14,121,321 for the fiscal year ended July 31, 2002 and increased to 30.9% from 26.8%, respectively, as a percent of sales.

Loss from operations for the fiscal year ended July 31, 2003 was $5,891,279, as compared to income of $946,340 for the prior year’s comparable period. Most of the loss resulted from the write down of film and packaging materials that had become obsolete due to production transferring to our third party overseas suppliers and reduction of product lines manufactured at our Chase City, Virginia facility of approximately $2.2 million and pre production start up costs of approximately $2.0 million, $515,000 of additional freight and duty costs associated with the west coast dockworkers strike and other expense explained in results from operating expenses along with reduced revenues from product sales.

For the fiscal year ended July 31, 2003, interest income decreased to $2,636 from $4,881 for the fiscal year ended July 31, 2002 as reserves declined. For the fiscal year ended July 31, 2003, interest expenses increased to $623,201 from $468,687 for the fiscal year ended July 31, 2002 due to an increase in our term debt financing of $1.3 million associated with the merger with Asher Candy and interest in the subordinated debt the Company entered into during the fiscal year ended July 31, 2003.

For the fiscal year ended July 31, 2003, other income increased to $274,728 from $90,535 for the fiscal year ended July 31, 2002 due to $248,000 of realized losses on foreign exchange transactions, legal settlement on trade infringement of $580,000 offset by $149,000 in legal expenses associated with the settlement.

We recognized an income tax benefit of approximately $866,000 for the carryback of the net operating loss to recover income taxes previously paid.

Fiscal Year Ended July 31, 2002 compared to Fiscal Year ended July 31, 2001

Net sales for the years ended July 31, 2002 and 2001 were $52,782,341 and $58,316,716, respectively, a decrease of 9.5%.  Sam’s Club,  Wal-Mart and Big Lots accounted for approximately 29%, 14% and 8% of sales, respectively, during the fiscal year ended July 31, 2002, and Sam’s Club, Wal-Mart and Dollar General accounted for approximately 27%, 14% and 8% of sales, respectively, for the prior year’s comparable period.  Net sales for each of our business segments was as follows:

Net sales of Manufactured Candy decreased from $16.3 million for the year ended July 31, 2001 to $13.6 million in the year ended July 31, 2002.  The decrease of $2.7 million was primarily due to $3.1 million of sales in manufactured jellies in connection with our Easter Season.  The Company could not justify selling product at below profitable levels to maintain this business and this decrease was partially offset by a $0.5 million increase in our manufactured Cows .

Net sales of Purchased Candy decreased from $13.4 million for the year ended July 31, 2001 to $11.9 million for the year ended July 31, 2002. The decrease of $1.5 million was primarily due to the sale of gold coins items, $0.4 million relating to our Valentine card and pops and $0.3 million Halloween candy.

Net sales of Gift Items decreased from $28.7 million for the year ended July 31, 2001 to $27.2 million for the year ended July 31, 2002.  The $1.5 million decrease was primarily a result of  Christmas assembled goods postponed by a customer, due to consumer confidence and spending and the weak economy.

For the fiscal years ended July 31, 2002 and 2001, gross margins decreased to $15,067,661 from $16,520,532, respectively, and decreased to 28.5% and 28.3% as percent of sales, respectively.  Gross margins for each of our business segments was a follows:

Gross margins on our Manufactured Candy decreased $615,000, due to higher raw material costs and overhead and burden, particularly for purchase of repair parts and shop supplies for machinery for our new acquisition of Asher candy and shut down of the Rhode Island manufacturing facility.

Gross margins for our Purchased Candy increased by $82,000 primarily due to lower fixed costs and pricing of goods.

Gross margins on our Gift Items decreased by $0.9 million due primarily to postponed shipments and higher labor costs associated with assembly of our Easter baskets.

Operating Expenses: Selling, general and administrative expenses for the year ended July 31, 2002 increased to $8,313,603 from $8,006,416 and increased to 15.8% from 13.7% as a percent of sales. The increase was largely due to an additional $98,000 general insurance costs, $26,000 in communication costs and $55,000 in facility costs (i.e., utilities, facility rents, heating oil) associated with the Asher Candy facility. The Company also incurred $145,000 additional advertising expenses associated with the marketing of its licensing programs and various new gift products.

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

As a result, operating expenses increased to $14,121,321 from $12,812,477, a 4.8% increase from the prior year. The increase was attributable to $707,551 of non-recurring expenses relating to the move of the Company’s manufacturing facility from Rhode Island. The increase was also attributable to an increase of $145,000 in advertising costs, an increase of $388,000 in salaries and benefits and an increase of $58,000 in travel costs.

Income from Operations: Income from operations for the year ended July 31, 2002 decreased to $946,340 from $3,708,055, a decrease of 74.4% from prior year. The decrease was primarily attributable to the Company’s $5.5 million decrease in sales from 2001 to 2002, and the $707,551 non-recurring charges associated with the move from its Rhode Island manufacturing facility to its Chase City, VA facility.

Interest Income:  Interest income for the year ended July 31, 2002 decreased to $4,881 from $11,182, a decrease of 56.3% from the prior year. The decrease was attributable to using excess funds to pay down credit facilities to minimize interest expense during the year reducing cash on hand for daily overnight investment activity.

Interest Expense: Interest expense for the year ended July 31, 2002 decreased to $468,687 from $539,971, a decrease of 13.2% from the prior year. The decrease was due to a decline in the interest rate from 7.92% in fiscal 2001 to 4.58% in fiscal 2002. The Company’s average borrowings increased from $5,500,000 in fiscal 2001 to $7,300,000 in fiscal 2002, due to increased working capital needs to purchase inventory and raw materials to support the peak seasonal needs and acquisition of Asher Candy.

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

Financial Condition

Assets

Total assets declined to $26,500,000 million at July 31 ,2003 from $31,400,000 million at July 31 ,2002.  The decline was primarily due to a $2,200,000 million write down in obsolete film and packaging inventory, net collection of $500,000 income tax receivables and lower trade accounts receivable due to reduced revenues in the third and fourth quarters of 2003.

As of July 31, 2003, current assets decreased to $17,058,410 from $21,730,297 as of July 31, 2002, a decrease of $4,671,887, or 21.50%. The decrease primarily reflected decreased inventories, accounts receivable and income tax receivables. The Company’s $46,000 increase in prepaid expenses was principally due to fees related to the Company’s general liability insurance and an increase in prepaid royalty fees. The $102,000 increase in deferred taxes on income was attributable to carryback of net operating losses related to the Company’s fiscal year end July 31, 2003.

As of July 31, 2003, plant, property and equipment decreased to $7,100,000 from $7,400,000 as of July 31 ,2003, a decrease of approximately $300,000 or 0.4%. The decrease was primarily due to capital additions for the Chase City facility of $740,452 and offset by depreciation of assets of $961,712.

Liabilities

As of July 31, 2003, total liabilities increased to $18,427,800 from $18,003,614 as of July 31, 2002, an increase of $424,186 or 2.36%. The increase primarily reflects the Company’s additional subordinated debt of $2,000,000 and is offset by the decrease in borrowing from the Company’s revolving line of credit, an increase in trade payables, and additional accrued expenses.

Capital Structure

The Company has two classes of stock outstanding, Class A Common Stock and Class B Common Stock (collectively the “Common Stock”), which classes are substantially identical, except that the Class A Common Stock is entitled to one vote per share and the Class B Common Stock is entitled to seven votes per share on all matters, including the election of directors. Uziel Frydman, Chairman, President and Chief Executive Officer of the Company, beneficially owns 400,000 shares of Class A Common Stock and all of the 1,000,000 share of Class B Common Stock outstanding and controls the Company.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash requirements have been to fund the purchase, manufacture and commercialization of our products. We finance our operations and manufacturing with cash flow from operations and bank financing along with favorable payment terms from some of our vendors. Our working capital at fiscal year end July 31, 2003 and July 31, 2002 was $639,014 and $6,218,379, respectively.

In May 2001, the Company entered into a new credit facility with First Union National Bank for a $20.0 million line of credit. Interest accrues on such advances at LIBOR plus 2.35% (the rate at July 31, 2001 was 6.09%) and is payable monthly. The loan agreement expires in June 2004. Advances under the credit facility are based on a borrowing formula equal to 85% of eligible domestic accounts receivable plus 60% of eligible finished goods and 30% of eligible components inventory. Borrowings on inventory are capped based upon the Company’s seasonal requirements and are limited to $9,000,000. The credit facility is also available for the issuance of letters of credit. The credit facility is collateralized by the cash and cash equivalents, accounts receivable and inventories of the Company and its wholly-owned subsidiaries. The agreement contains business and financial covenants, including, a minimum tangible net worth, a fixed charge ratio and a limit on capital expenditures.

On April 30, 2002, the Company entered into the first amendment and modification to the original loan and security agreement dated May 2001. The modification increased the maximum principal amount available under the revolving line of credit to $25,000,000 from $20,000,000 and extended two additional term loans in the principal amount of $650,000 each. Advances under the line of credit remained the same. The business and financial covenants were modified to require a minimum tangible net worth of $12,500,000 at July 31, 2002, a fixed charge ratio of 1.75 to 1.0 as of July 31, 2002 and a limit on capital expenditures of $2,000,000. Interest accrues on such advances at LIBOR plus 2.35% (the rate at July 31, 2002 was 4.16%) and is payable monthly. The loan agreement expires in June 2004.

On September 5, 2002, the Company entered into the second amendment and modification to the original loan and security agreement dated May 2001.  The modification increased the available out of formula amount above the revolving loans during the following periods: $850,000 from September 5, 2002 through and including October 13, 2002 and $650,000 from October 14, 2002 through and including October 31, 2002.  Commencing on November 1, 2002 and at all times thereafter, no permitted out of formula amount shall be available.

On April 7, 2003, the Company entered into the third amendment and modification to the original loan and security agreement dated May 2001. The modification increased the available out of formula amount above the revolving loans to $300,000 from April 7, 2003 through and including May 31, 2003.  Commencing on June 1, 2003 and at all times thereafter, no permitted out of formula amount shall be available.  The Company agreed to seek new financing of $350,000 and all proceeds of the new financing would reduce the outstanding revolving loan. The interest on the two loans with the bank will be modified to incorporate an 340 basis point applicable term loan margin during the time the fixed charge coverage ratio is equal or less than 1.75 to 1.0.  If the fixed charge coverage ratio is equal or greater than 1.75 to 1.0 the applicable loan margin will be 275 basis points.

On May 30, 2003 the Company entered into the fourth amendment and modification to the original loan and security agreement dated May 2001.  The modification extended the third amendment and modifications out of formula advance from May 31, 2003 to June 9, 2003, to enable the Company to evaluate new financing alternatives and complete the discussion on the default of certain loan covenants.

On July 30, 2003 the Company entered into the fifth amendment and modification to the original loan and security agreement dated May 2001.  The modification to the original agreements was to decrease the maximum revolving credit to $18,000,000 from $25,000,000.  The Company executed a subordinated debt agreement with Lana, LLC a related party to the board and officers, in an amount equal to $2,000,000. The subordinated debt is collateralized by a security interest in the Company’s accounts receivable and inventory.  The subordinated debt is fully subordinated to all obligation and all liens, security interests, rights and remedies in favor of Lana, LLC. In addition to the sums otherwise available to the Company as revolving loans, the Company may borrow the following amounts for the following periods as an out of formula permitted advance: $1,000,000 from July 30, 2003 through and including October 31, 2003, $600,000 from November 1, 2003 through and including November 15, 2003 and $350,000 from November 16, 2003 through and including November 30, 2003. At all times after November 30, 2003, no permitted out of formula amount shall be available to the Company.  The bank waived the Company’s compliance with the fixed charge coverage ratio and tangible net worth covenants for the fiscal periods ended October, 30, 2002, January 31 ,2003 and April 30, 2003.  The fixed charged coverage ratio and tangible net worth covenants were changed as follows: Tangible Net Worth at July 31, 2003 of $5,800,000, $6,800,000 as of October 31, 2003, $8,700,000 as of January 31, 2004, $9,100,000 as of April 30, 2004 and $7,250,000 as of July 31, 2004 and at all times thereafter. The fixed charged coverage ratio was changed to require the Company to have a ratio of not less than (4.32) to 1.0 for the twelve months period ended July 31, 2003, (3.7) to 1.0 for the twelve month period ending October 31, 2003, (2.20) to 1.0 for the twelve month period ending January 3, 2004, 0.90 to 1.0 for the twelve month period ending April 30, 2004, 1.75 to 1.0 for the twelve month period ending July 31, 2004 and 1.75 to 1.0 as of the end of each fiscal quarter of the Company after July 31, 2004.  The Company was in violation of the fixed charge covenant at July 31, 2003, however, the bank waived non compliance.

In June 1996 and May 1997, the Company borrowed $935,000 and $580,000, respectively, from Industrial Development Authority of Mecklenburg County (“IDAMC”) for the acquisition and improvement of the Chase City facility and the purchase and installation of new production equipment, financed through the issuance of two series of Industrial Revenue Bonds (“IRB”) (Series 1996 and Series 1997). The IRBs were backed by irrevocable letters of credit issued by Wachovia, NA . Advances on the letters of credit (which expire June 2011 and 2002, respectively) were, in turn, secured by the Company’s Chase City facility and all other real and personal property of the Company pursuant to a reimbursement agreement between Wachovia and the Company.

Under the reimbursement agreement, the Company made monthly interest and sinking fund payments to Wachovia. Annual payments to the sinking fund for the Series 1997 IRBs were due on June 1 of each year in the following amounts: $105,000 in 1999 and $130,000 in each of 2000, 2001 and 2002. The total monthly payments varied from month to month and were subject to variable market tax exempt interest rates (4.40% at July 31, 2003). The terms of the reimbursement agreement required, among other things, that the Company maintain certain financial ratios and adhere to certain covenants, including, without Wachovia’s permission, borrowing additional funds, merging or consolidating, amending its Articles of Incorporation and repaying subordinated debt. The current loan amounts at July 31, 2002 were $0.00 for the Series 1997 IRBs and $460,000 for Series 1996 IRBs. In June 2002, the Series 1997 IRBs were paid in full.

As part of the financing for the acquisition of the Chase City facility, in May and June 1996, the Company borrowed $400,000from IDAMC to finance equipment and borrowed $250,000 from the Lake Country Development Corporation (“LCDC”) for working capital, evidenced by two subordinated notes. On June 2001, the IDAMC and LCDC loans were paid in full.

On August 13, 2002, the Company borrowed $350,000 from Lake Country Development Corporation of Mecklenburg County for the acquisition and purchase of new equipment to expand the business facility located at Chase City, Mecklenburg County, Virginia.  The Company agreed to create sixty five jobs within a twenty four months of the completion of the project.  If at least one job for every $10,000 borrowed (35 jobs) has not been met within the two years, the loan can be called. A good faith effort must be made to create sixty five jobs.  The repayment of the loan is in eighty four monthly installments beginning on October 1, 2002 for the amount of $4,784.08 at a interest rate of 4% per annum.

In the normal course of business the Company may be exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing, investing and operating transactions.

Schedule of Contractual Obligations

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 year	1-3 years	After 4 years

Long-Term Debt	$1,680,890	$530,377	$761,554	$388,959
Capital Lease Obligation	439,608	41,667	125,000	272,941
Subordinated Debt	2,000,000	2,000,000	—	—
Licensing Agreements	758,659	525,659	233,000	—
Operating Leases	1,352,405	712,748	404,813	234,844
Total Contractual Obligation	$6,231,562	$3,810,451	$1,524,367	$896,744

Schedule of Commercial Commitments

	Amount of Commitment expiration per period
Commercial Commitments	Total	Less Than 1 Year	1-3 years	After 4 years

Line of Credit (*)	$18,000,000	—	$18,000,000	—
Total Contractual Obligation	$18,000,000	—	$18,000,000	—

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

Cash Flows:

Net cash used in Operating Activities:

Net cash provided by operating activities for the fiscal year ended July 31, 2003, was $321,094  compared to cash used of $478,710 in fiscal 2002, respectively. The improvement in cash provided by operating activities was due primarily to decreases in inventory, accounts receivable, income taxes receivable and accrued expenses, which were partially offset by an increase in the net loss.

Net cash used from operating activities for the year ended July 31, 2002 and 2001, respectively was $478,710 compared to cash provided of $1,618,667. The increase in cash used by operating activities was due primarily to increases in inventory, accrued expenses, income tax receivable, accounts receivable offset by decreases in net income and income taxes payable.

Net Cash Used in Investing Activities:

Net cash used in investing activities for the fiscal year ended July 31, 2003 and 2002 decreased to $740,452 from $2,161,005, respectively, primarily due to the reduction in purchase of production equipment lines and capital improvements for our facility in Chase City, Virginia.

Net cash used in investing activities increased to $2,161,005 for the year ended July 31, 2002 from $1,064,259, primarily due to equipment purchases and capital improvements for the Company’s move of its manufacturing facility in Rhode Island to its Chase City facility.

Net Cash Used by Financing Activities:

Net cash used by financing activities for the fiscal year ended July 31, 2003 and 2002 was $62,538 and cash provided of $2,963,767, respectively. This decrease was primarily due to $1,943,707 pay-down on our credit facility off set by additional subordinated debt financing of $2,000,000, $495,915 pay-down on term debt offset by proceeds of $350,000 on additional term debt. The borrowings for the fiscal year ended July 31, 2003, were approximately $6,260,264 as compared to $8,203,971 for the prior years comparable period. The decrease in borrowing was largely due to restrictions imposed by our bank along with a lower borrowing base used to incorporate eligible collateral. The Company believes that the new credit facility is adequate to meet our cash flow requirements foe fiscal 2004. The impact of lower borrowing from our line of credit facility and financing of subordinated debt offset somewhat the higher interest rates. We have $11,739,736, of our $18,000,000 line of credit available to meet additional seasonal needs to purchase and manufacture inventory subject to availability of accounts receivable and inventory.

Net cash provided by financing activities was $2,963,767 compared to cash used of $810,711 in prior period primarily due to reliance on borrowings on the Company’s line of credit to finance working capital needs and payoff of working operating facility with acquisition of Asher Candy. At July 31, 2002 and 2001, the Company had borrowed $8,203,971 and $3,842,297 under the line of credit and had no letters of credit outstanding.

During the fiscal year ended July 31, 2003, the Company was in violation of the fixed charge coverage ratio covenant.  As of the filing date of this annual report for the fiscal year ended July 31, 2003, the bank waived the violation of those covenants for the fiscal 2004. We have amended the credit agreement to modify the covenants and to help ensure our compliance going forward.  Management believes that with the amended credit facility, the Company will be able to meet it covenants.

Principal payments for our long-term debt for the twelve months ending July 31, 2004 are $530,377. We believe that cash provided by operations will be sufficient to finance our operations and fund debt service requirements for the next twelve months.

Principal payments for the Company’s long term debt for the years ended July 31, 2003 and 2002 were $495,915 and $254,748, respectively. The Company believes that cash provided by operations will be sufficient to finance its operations and fund debt service requirements.

Principal payments for the Company’s long term debt for the years ended July 31, 2002 and 2001 were $254,748 and $534,000, respectively. The Company believes that cash provided by operations will be sufficient to finance its operations and fund debt service requirements.

The Company anticipates that its material capital expenditures for the next 12 months will consist of improvements to the Company’s assembly facilities of approximately $500,000. In addition, the Company will continue to explore opportunities to expand the Company’s business, including possible acquisitions, although the Company has no current agreements or commitments and is not currently engaged in any material negotiations with respect to specific acquisitions. The Company believes that cash provided from operations and available borrowing capacity will be sufficient to fund these expenditures.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company utilizes derivative financial instruments to reduce foreign currency risks. The Company does not hold or issue derivative financial instruments for trading purposes. During the fiscal year ended July 31, 2003 the Company had no derivative financial instruments.

Item 8.      Financial Statements

The following consolidated financial statements of the Company and Subsidiaries and the report of independent certified public accountants thereon are set forth on pages 35 through 56 hereof.

Item 9.      Change in Accountants

There have been no changes in or disagreements with our independent auditors in the last two years.

Item 9A.   Controls and Procedures

Based on their evaluation, as of the end of the period covered by this annual report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosures and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective.  There have been no significant changes in our internal control over financial reporting or in other factors that occurred during the period covered by this annual report that has materially affect, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

Item 10.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

Directors and Executive Officers

The following are the directors and executive officers of the Company, as well as certain other key employees of the Company:

Name	Age	Position

Uziel Frydman	67	Chairman, President and Chief Executive Officer
Amir Frydman	41	Director, Treasurer and Executive Vice President—Marketing and Product Development
Christopher J. Willi	43	Chief Financial Officer and Secretary
Douglas A. Cummins	61	Director
Kenneth J. Lapiejko	55	Director
Guy Blynn	58	Director
Paul J. Splitek(1)	53	Vice President—Sales
Arthur Wlodarski(1)	46	Vice President—Purchasing

(1) Messrs. Woldarski and Splitek are key employees, but not executive officers of the Company.

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

Amir Frydman has been a director of the Company and has served as Treasurer and Executive Vice President—Marketing and Product Development since 1985. Prior to joining the Company, Mr. Frydman was Commercial Branch Manager at NCNB National Bank of Florida, from 1984 to 1985. Mr. Frydman earned a Bachelor of Arts degree from the University of North Carolina in 1983. Mr. Frydman is the son of Uziel Frydman.

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

Douglas A. Cummins has been a director of the Company since December 1997. In 1996, Mr. Cummins served as President and Chief Executive Officer of the Liggett Group, a manufacturer and distributor of cigarettes. From 1993 to 1996, Mr. Cummins served as President and Chief Executive Officer of North Atlantic Trading Co, a cigarette paper manufacturer and distributor. From 1990 to 1993, Mr. Cummins served as the President and Chief Executive Officer of Decision

Marketing, an advertising and consulting firm. From 1984 to 1990, Mr. Cummins served as the President and Chief Operating Officer of Salem Carpet Mills, a carpet manufacturer, and from 1981 to 1984, served as President of Stellar Group, a consulting firm. From 1973 to 1981, Mr. Cummins was Director of Marketing—International and Vice President—Foods Marketing at R.J. Reynolds Industries. Mr. Cummins currently sits on the Boards of Carolina Biological Supply Company, Smokey Mountain Products, Inc. and the Fort Ticonderoga Association. Mr. Cummins earned a Masters of Business Administration degree from Columbia University in 1966 and a Bachelor of Arts degree from Harvard University in 1964.

Kenneth J. Lapiejko has been a director of the Company since January 2003. Mr. Lapiejko served as Executive Vice President and Chief Financial Officer for R.J. Reynolds Tobacco Holdings, Inc. from June 1999 to July 2002. From June 1995 to May 1999, Mr. Lapiejko served as Senior Vice President and Chief Financial Officer of Reynolds Tobacco Company, which was an operating unit of RJR/Nabisco. Prior to 1995 Mr. Lapiejko served in various financial roles with various companies. Mr. Lapiejko earned a bachelor’s degree in business from Fairleigh Dickinson University. Mr. Lapiejko completed the Young Executive Institute Program of the University of North Carolina at Chapel Hill. Mr. Lapiejko served on the board of directors of Targacept, Inc. and in July 2002 resigned from his position on the Targacept, Inc. board of directors.

Guy M. Blynn has served as Vice President, Deputy General Counsel and Secretary of R.J. Reynolds Tobacco Company, a manufacturer and distributor of cigarettes, since October 1989. From 1982 to 1990, Mr. Blynn was a member of the board of directors of the International Trademark  Association. From 1980 to 1993, Mr. Blynn was a member of the Adjunct Faculty at Wake Forest University School of Law teaching Unfair Trade Practices. Mr. Blynn currently sits on the board of directors of the Winston-Salem Urban League and the Anti-Defamation League. Mr. Blynn earned a Juris Doctorate degree from Harvard Law School in 1970 and a Bachelor of Science degree in economics with a major in accounting from University of Pennsylvania in 1967.

Paul J. Splitek has been Vice President of Sales of the Company since September 1999. Mr. Splitek has over 28 years of sales, marketing and manufacturing experience. From 1996 until being hired by the Company, Mr. Splitek was Vice President and General Sales Manager of E. Rosen. Prior to joining E. Rosen, from 1991 to 1996, Mr.Splitek was Vice President and General Manager of Mille Lacs MP Company, a wholesale division of The Wisconsin Cheeseman Inc. (“TWC”), and prior to that, Operations Manager of TWC.

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

Audit Committee Financial Expert

The Board of Directors has determined that the Company has at least one audit committee financial expert serving on its Audit Committee, Director, Mr. Kenneth J. Lapiejko is “independent” as that term is used in Schedule 14A, Item, 7(d)(3)(iv) under the Securities Exchange Act of 1934, as amended.

Item 11.    Executive Compensation

Information concerning the Executive Compensation of the Company is hereby incorporated by the reference from the Company’s definitive proxy statement relating to its Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before November 28, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information concerning the security ownership of the Company is hereby incorporated by reference from the Company’s definitive proxy statement relating to its Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before November 28, 2003.

Item 13.    Certain Relationships and Related Transactions

Information concerning Certain Relationships and Related Transactions of the Company is hereby incorporated by reference from the Company’s definitive proxy statement relating to its Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before November 28, 2003.

Item 14.    Principal Accountant Fees and Services

Information concerning Principal Accountant Fees and Services of the Company is hereby incorporated by reference from the Company’s definitive proxy statement relating to its Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before November 28, 2003.

PART IV.

Item 15.    Exhibits, Financial Statements and Reports on Form 8-K

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

10.13	Promissory Note issued to Ilana Frydman by the Registrant, dated August 28, 1991.(1)
10.14	Lease, as amended, for the Registrant’s Rockville offices, executed November 30, 1992.(1)
10.15	1998 Stock Option Plan.(2)
10.16	Employment Agreement between Registrant and Uziel Frydman, dated May 6, 1998.(2)
10.17	Form of Employment Agreement between Registrant and Anat Schwartz, dated May 6, 1998.(2)
10.18	Form of Employment Agreement between Registrant and Amir Frydman, dated May 6, 1998.(2)
10.19	Receiver’s Bill of Sale by Allen M. Shine, as receiver of E. Rosen Company, dated September 24, 1998.(3)
10.20	Loan and Security Agreement between the Registrant and First Union National Bank, dated June 12, 2001.(4)
10.21	First Amendment to Loan and Security Agreement between the Registrant and Wachovia Bank, National Association, dated April 30, 2001.(5)
10.22	First Amendment to Employment Agreement between the Registrant and Uziel Frydman, dated August 1, 2001.(6)
10.23	First Amendment to Employment Agreement between the Registrant and Amir Frydman, dated August 1, 2001.(6)
10.24	First Amendment to Employment Agreement between the Registrant and Anat Schwartz, dated August 1, 2001.(6)
10.25	Fifth Amendment to Loan agreements with Wachovia dated July 30, 2003.(filed herewith)
10.26	Loan agreements, Promissory Note with Lake Country Development dated August 15, 2003. (filed herewith).
21.1	Subsidiaries of the Registrant.(5)
23.1	Consent of BDO Seidman, LLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 1350. (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 1350. (filed herewith)

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

Date: October 28, 2003

SHERWOOD BRANDS, INC.
By:	/s/ UZIEL FRYDMAN
Uziel Frydman
President and Chief Executive Officer
Principal Executive Officer

By:	/S/ AMIR FRYDMAN
Amir Frydman
Executive Vice President,
Treasurer and Director

By:	/s/ CHRISTOPHER J. WILLI
Christopher J. Willi
Chief Financial Officer, Secretary
Principal Financial Officer

By:	/s/ DOUGLAS A. CUMMINS
Douglas A. Cummins
Director

By:	/s/ KENNETH J. LAPIEJKO
Kenneth J. Lapiejko
Director

By:	/s/ GUY BLYNN
Guy Blynn
Director

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS’
ON FINANCIAL STATEMENT SCHEDULE

Sherwood Brands, Inc.

The audits referred to in our report to Sherwood Brands, Inc. dated October 10, 2003 which is contained in this Form 10-K, include the audit of the financial statement schedule listed in the accompanying index for each of the three years in the period ended July 31, 2003. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

Bethesda, Maryland

October 10, 2003

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance Beginning Of Period	Charged To Costs And Expenses	Deduction	Balance At End Of Period
Year ended July31, 2001
Allowance for doubtful accounts	$115,000	$272,290	$(198,690)	$188,600
Allowance for customer credits	$240,072	—	$(156,533)	$83,539
Reserve for slow moving inventory	$315,059	$385,369	—	$700,428
Year ended July31, 2002
Allowance for doubtful accounts	$188,600	$227,811	$(290,239)	$126,172
Allowance for customer credits	$83,539	—	$(1,960)	$81,579
Reserve for slow moving inventory	$700,428	$399	—	$700,827
Year ended July31, 2003
Allowance for doubtful accounts	$126,172	$186,811	$(220,965)	$92,018
Allowance for customer credits	$81,579	34,085	$—	$115,664
Reserve for slow moving inventory moving inventory	$700,827	$2,192,005	$(1,749,122)	$1,143,710

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders

Sherwood Brands, Inc.

We have audited the accompanying consolidated balance sheets of Sherwood Brands, Inc. and Subsidiaries as of July 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sherwood Brands, Inc. and Subsidiaries at July 31, 2003 and 2002 and the results of its operations and cash flows for each of the three years in the period ended July 31, 2003 in conformity with accounting principals generally accepted in the United States of America.

BDO SEIDMAN, LLP
Bethesda, Maryland
October 10, 2003

SHERWOOD BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

For the years ended July 31,	2003	2002
Assets
Current assets
Cash and cash equivalents	$227,352	$709,247
Accounts receivable, less allowance of $92,000 and $126,000	899,230	2,547,452
Inventory	13,719,294	15,956,145
Income taxes receivable	1,020,379	1,555,078
Other current assets	578,155	450,375
Deferred taxes on income	614,000	512,000
Total current assets	17,058,410	21,730,297
Net property and equipment	7,129,227	7,350,488
Goodwill	2,001,330	2,001,330
Other assets	313,504	308,839
Total Assets	$26,502,471	$31,390,954
Liabilities and Stockholders’ Equity
Current liabilities
Line of credit	$6,260,264	$8,203,971
Current portion of long-term debt	530,377	90,000
Current portion of subordinated debt	2,000,000	—
Current portion of capital lease obligation	15,718	15,718
Accounts payable	6,257,145	5,833,301
Accrued expenses	1,325,891	1,368,928
Income taxes payable	—	—
Total current liabilities	16,389,395	15,511,918
Long-term debt	1,150,513	1,722,000
Capital lease obligation	423,892	438,696
Deferred taxes on income	464,000	331,000
Total Liabilities	18,427,800	18,003,614
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, Class A, $.01 par value, 30,000,000 shares authorized, 3,003,476 and 2,986,809 issued and outstanding	30,035	29,869
Common stock, Class B, $.01 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in-capital	9,843,774	9,816,856
Retained (deficit)earnings	(1,809,138)	3,561,754
Accumulated other comprehensive income (loss)	—	(31,139)
Total Stockholders’ Equity	8,074,671	13,387,340
Total Liabilities and Stockholders’ Equity	$26,502,471	$31,390,954

See accompanying summary of accounting policies and notes to consolidated financial statements.

SHERWOOD BRANDS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For years ended July 31,
	2003	2002	2001
Net sales	$49,162,787	$52,782,341	$58,316,716
Cost of sales	37,680,097	37,714,680	41,796,184
Write down of inventory	2,192,005	—	—
Gross profit	9,290,685	15,067,661	16,520,532
Selling, general and administrative expenses	8,192,774	8,313,603	8,006,416
Salaries and related expenses	5,057,115	5,100,167	4,806,061
Non-recurring costs	1,932,075	707,551	—
Total operating expenses	15,181,964	14,121,321	12,812,477
(Loss) income from operations	(5,891,279)	946,340	3,708,055
Other income (expense)
Interest income	2,636	4,881	11,182
Interest expense	(623,201)	(468,687)	(539,971)
Other income (expense)	274,728	90,535	132,209
Total other (expense) income	(345,837)	(373,271)	(396,580)
(Loss) income before provision for taxes on income	(6,237,116)	573,069	3,311,475
(Benefit) provision for taxes on income	(866,224)	248,039	1,093,100
Net (loss) income	$(5,370,892)	$325,030	$2,218,375
Net (loss) income per share
—basic	$(1.34)	$0.09	$0.60
—diluted	(1.34)	0.08	0.56
Weighted average common shares outstanding
—basic	3,996,199	3,778,375	3,700,000
—diluted	3,996,199	4,312,762	3,954,428

See accompanying summary of accounting policies and notes to consolidated financial statements.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Accumulated Additional Paid-In Capital	Other Retained Earnings	Comprehensive Income (Loss)	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, at July 31, 2000	2,700,000	27,000	1,000,000	10,000	7,973,538	1,018,349	—	9,028,887
Foreign currency (loss)	—	—	—	—	—	—	(18,270)	—
Net income	—	—	—	—	—	2,218,375	—	—
Comprehensive income	—	—	—	—	—	—	—	2,200,105
Balance, at July 31 ,2001	2,700,000	27,000	1,000,000	10,000	7,973,538	3,236,724	(18,270)	1,228,992
Foreign currency (loss)	—	—	—	—	—	—	(12,869)	—
Exercise of stock options	16,250	163	—	—	40,931	—	—	—
Vesting restricted stock	—	—	—	—	19,401	—	—	—
Issued stock Acquisition	270,559	2,706	—	—	1,674,760	—	—	—
Warrants issued Acquisition	—	—	—	—	108,226	—	—	—
Net income	—	—	—	—	—	325,030	—	—
Comprehensive income	—	—	—	—	—	—	—	2,158,348
Balance, at July 31, 2002	2,986,809	$29,869	1,000,000	$10,000	$9,816,856	$3,561,754	$(31,139)	$13,387,340
Foreign currency (loss)	—	—	—	—	—	—	31,139	—
Exercise of stock options	16,667	166	—	—	26,918	—	—	—
Net income	—	—	—	—	—	(5,370,892)	—	—
Comprehensive income	—	—	—	—	—	—	—	(5,312,669)
Balance, at July 31, 2003	3,003,476	$30,035	1,000,000	$10,000	$9,843,774	$(1,809,138)	$—	$8,074,671

See accompanying summary of accounting policies and notes to consolidated financial statements.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended July 31,
	2003	2002	2001
Cash flows from operating activities
Net income (loss)	$(5,370,892)	$325,030	$2,218,375
Adjustments to reconcile net income (loss) to net Cash provided by (used in) operating activities:
Depreciation expense	961,712	680,013	403,756
Deferred income taxes	31,000	—	(94,000)
Restricted stock	—	19,401	—
Gain (loss) on disposal of equipment	—	(3,674)	—
(Gain) loss on foreign currency exchange	—	422	(2,519)
Provision for inventory allowance	2,192,005	399	385,369
Provision for doubtful accounts	186,811	227,811	272,290
(Increase) decrease in assets
Accounts receivable	1,461,411	(798,168)	(154,689)
Inventory	44,846	1,346,920	(2,411,309)
Income taxes receivable	534,699	(674,520)	407,237
Other current assets	(127,780)	(87,672)	(55,634)
Other assets	(4,665)	(210,204)	4,715
Increase (decrease) in liabilities
Accounts payable	423,844	213,014	(537,054)
Accrued expenses	(11,898)	(795,008)	509,656
Income taxes payable	—	(722,474)	672,474
Net cash provided by (used in) operating activities	321,093	(478,710)	1,618,667
Cash flows from investing activities
Acquisition costs of Asher Candy	—	(58,628)	—
Proceeds from sale of property, plant & equipment	—	26,058	—
Capital expenditures	(740,451)	(2,128,435)	(1,064,258)
Net cash used in investing activities	(740,451)	(2,161,005)	(1,064,258)
Cash flows from financing activities
Net borrowings on line of credit	(1,943,707)	3,177,584	(276,703)
Proceeds from LT debt	350,000	—	—
Proceeds from Subordinated debt	2,000,000	—	—
Payments on debt	(495,914)	(254,748)	(534,008)
Exercise of Stock options	27,084	40,931	—
Net cash (used in) provided by financing activities	(62,537)	2,963,767	(810,711)
Net (decrease) increase in cash and cash equivalents	(481,895)	324,052	(256,302)
Cash and cash equivalents, at beginning of period	709,247	385,195	641,497
Cash and cash equivalents, at end of period	$227,352	$709,247	$385,195
Interest Paid	$623,201	$468,687	$539,971
Income Taxes Paid	$—	$1,623,448	$443,440

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

Sherwood Brands, Inc. was incorporated in December 1982 in the state of North Carolina. Sherwood Brands, Inc. is engaged in the manufacture, marketing and distribution of a diverse line of candies, cookies and chocolates. The Company also manufactures jelly beans, lollipops, biscuits, soft and hard candies and assembles seasonal gift items including gift baskets. The Company operates in the confectionary industry and aligns its operations into three business segments for management to measure financial performance by product type.  The Company’s business segments are (i) Manufactured Candy and Cookies, (ii) Purchased Candy and Cookies and (iii) Purchased Gift Items and Assembled Gift Items.

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

Sherwood Acquisition Corporation (a wholly-owned subsidiary of the Company) was incorporated in April 2002 in the state of Wyoming. Sherwood Acquisition merged with and into Asher Candy Acquisition Corporation, a Wyoming corporation. On May 1, 2002, the Company acquired all of the outstanding common stock of Asher Candy Acquisition Corporation, a Wyoming corporation with operations located in New Hyde Park, New York. Asher Candy Acquisition Corporation is a manufacturer of candy canes and other hard candies under the “Asher” name. The surviving corporation of the merger is Asher Candy Acquisition Corporation, which has changed its name to Asher Candy, Inc. (See Note 3).

Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid investments with maturities at original date of acquisition of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts.

Accounts receivable are customer obligations due under normal trade terms. We sell our products to those involved in the retail industry.  Accounts receivable are reviewed to determine if any receivables will potentially be uncollectible.  The Company records an allowance for doubtful accounts based on specifically identified amounts that they believe to be uncollectible along with a general reserve.  If the actual collections experience changes, revisions to the allowance may be required.  Any unanticipated change in the customer’s credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material affect on the results of operations in the period in which such changes or events occur.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, the Company believes the allowance for doubtful accounts as of July 31, 2003 and 2002 is adequate.  However, actual write-offs might exceed the recorded allowance.

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

In September 2000, the Emerging Issues Task Force issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10). EITF 00-10 requires that shipping and handling fees billed to customers be classified as revenue and shipping and handling costs be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of sales. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled approximately $3,529,000, $2,973,000 and $3,437,000 in fiscal 2003, 2002 and 2001, respectively.

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

Derivative Financial Instruments

The Company formerly utilized derivative financial instruments to reduce foreign currency risks. The Company did not hold or issue derivative financial instruments for trading purposes. In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was amended in June 2000 by SFAS No. 138, SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. They require that a company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value or the derivative, and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The Company adopted SFAS 133, as amended in the fourth quarter of fiscal 2001. See Note 16.

Comprehensive Income

Comprehensive income (loss) is reported on the Consolidated Statements of Stockholders’ Equity and accumulated other comprehensive (loss) is reported on the Consolidated Balance Sheets. For the Company, other comprehensive income (loss) consists of changes in the fair market value of derivatives. Prior to the fourth quarter of 2001, the Company had no derivative financial instruments or items of other comprehensive income. During the fiscal year ended July 31, 2002 the Company executed a foreign exchange forward contract to purchase 766,000 Euros. In accordance with SFAS 133, as amended, the Company marked the contract to market as of July 31, 2002 and recorded a loss of $31,139 in other comprehensive income since the Company designated the contract as a cash flow hedge. During the fiscal year ended July 31, 2003 the Company had no derivative financial instruments.

Earnings Per Share

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires two presentations of earnings per share-”basic” and “diluted”. Basic earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Basic and dilutive earnings per share are the same during 2003 because the impact of dilutive securities is anti-dilutive.

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

Stock compensation of stock options

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123”), but it continues to measure compensation cost for the stock options using the intrinsic value method prescribed by APB Opinion No. 25. As allowable under SFAS 123, the Company used the Black-Sholes method to measure the compensation cost of stock options granted in 2002 and 2001 with the following assumptions: risk-free interest rate of 4.66% and 6.00%, a dividend payout rate of zero, and an expected option life of ten years, respectively. The volatility is 66%. Using these assumptions, the fair value of stock options granted during fiscal 2002 and 2001 was $3.76 and $2.56, respectively.

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

If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated in the following table:

	For years ended July 31,
	2003	2002	2001
Net Income/(loss)
As Reported	$(5,370,892)	$325,030	$2,218,375

Deduct: Total stock-based employee Compensation expense determined under Fair value based method for all awards, Net of related tax effects	149,000	242,000	507,000

Pro Forma net income (loss)	(5,519,892)	83,030	1,711,375
Basic Income/(loss) per Common Share:
As Reported	$(1.34)	$0.09	$0.60
Pro Forma	(1.38)	0.02	0.46
Diluted income/(loss) per Common Share:
As reported	$(1.34)	$0.08	$0.56
Pro Forma	(1.38)	0.02	0.43

The Company has issued 38,562 warrants exercisable for shares of Class A common stock exercisable at $6.49 and expire on April 30, 2005.

The Company has issued and outstanding 775,000 warrants to purchase shares of Class A common stock. The warrants are exercisable at $7.50 and expired on May 6, 2003.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144 (Accounting for the Impairment or Disposal of Long Lived Assets). This standard develops one accounting model for long-lived assets that are to be disposed of by sale, requiring such assets to be measured at the lower of book value or fair value less cost to sell. The standard also provides guidance on the recognition of liabilities for the obligations arising from disposal activities. We adopted the use of this accounting statement in August 2002. Adoption did not have a material effect on our financial position or results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145 (Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002). Among other things, this statement addresses how to report gains or losses resulting from the early extinguishment of debt. Previously, any gains or losses were reported as an extraordinary item. Upon adoption of SFAS No. 145, an entity is required to evaluate whether the debt extinguishment is truly extraordinary in nature, in accordance with Accounting Principles Board Opinion No. 30. We adopted the use of this accounting statement in August 2002   Adoption did not have a material effect on our financial position or results of operations.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146 (Accounting for Costs Associated with Exit or Disposal Activities). This standard requires recognition of costs associated with exit or disposal activities when they are incurred rather than when management commits to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs that are associated with restructuring, discontinued operations, plant closings, or other exit or disposal activities. We adopted the use of this accounting statement for all activities initiated after December 31, 2002. Adoption did not have a material effect on our financial position or results of operations.

In December 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements. FIN 45 expands required disclosures for certain types of guarantees and recognition of a liability at fair value of such guarantees at the time of issuance. The disclosure requirements are effective beginning with our second fiscal quarter financial statements, ending January 31, 2002, while the fair value accounting requirements apply prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a material effect on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 amended ARB 51, Consolidated Financial Statements, and established standards for determining under what circumstances a variable interest entity (VIE) should be consolidated with its primary beneficiary. FIN 46 also requires disclosures about VIEs that the company is not required to consolidate, but in which it has a significant variable interest. Adoption of FIN 46 did not have a material effect on our financial position or results of operations.

In January 2003, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the use of this accounting statement in January 2003 by implementing the disclosure provisions. Adoption did not have a material effect on our financial position or results of operations as no accounting change was required. We have no plans to voluntarily expense stock options or change our current stock-based compensation program.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. We adopted the use of this accounting statement in June 2003. Adoption did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement established standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires an issuer to classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. We adopted the use of this accounting statement in May 2003. Adoption did not have a material effect on our financial position or results of operations.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVENTORY

Inventories consist of the following:

	For years ended July 31,
	2003	2002
Raw materials and ingredients	$423,497	$868,319
Components used in assembly	1,496,166	1,200,576
Packaging materials	2,936,702	3,025,912
Work-in-process	648,539	667,694
Finished product	9,358,100	11,069,471
	14,863,004	16,831,973
Less reserve for inventory obsolescence	(1,143,710)	(875,827)
Total	$13,719,294	$15,956,145

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	For years ended July 31,
	2003	2002
Land	$85,282	$85,282
Buildings and improvements	2,800,050	2,543,550
Machinery and equipment	6,529,588	6,031,033
Furniture and computer equipment	335,911	350,515
Transportation equipment	102,414	102,414
	9,853,245	9,112,794
Accumulated depreciation	(2,724,018)	(1,087,332)
Total	$7,129,227	$7,350,488

Depreciation expense for the years ended July 31, 2003, 2002 and 2001 was $961,712, $674,973 and $403,756, respectively.

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

The purchase price was approximately $1,783,000 consisting of 270,559 shares of Class A common stock and warrants to purchase 38,562 shares of Class A common stock. The Company valued the common shares issued at the closing market price on April 30, 2002 ($1,675,000) and valued the warrants using the Black-Scholes option pricing model ($108,000).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of May 1, 2002:

Current assets	$3,424,000
Property and equipment	1,060,000
Goodwill	1,775,000
Total assets acquired	6,259,000
Current liabilities	(4,346,000)
Net assets acquired	$1,913,000

The Company expects all of the goodwill associated with the Asher acquisition to be tax deductible.

The following proforma consolidated results of operations assume the Company acquired Asher on August 1, 2002:

2002
Net sales	$63,153,000
Income before provision for income taxes	324,000
Net Income	234,000
Earnings per share-basic	$0.062
Earnings per share-diluted	$0.054

4. CREDIT FACILITY

In May 2001, the Company entered into a new agreement with First Union National Bank. The new credit facility was a $20.0 million line of credit to provide additional working capital and issue letter of credits to support the Company’s additional sales. Advances under the line of credit are based on a borrowing formula equal to 85% of eligible domestic accounts receivable plus 60% of eligible finished goods and 30% of eligible components inventory. Borrowings on inventory are capped based upon the Company’s seasonal requirements and are limited to $9,000,000. The line of credit is secured by the cash and cash equivalents, accounts receivable and inventories of Sherwood Brands, Inc. and its wholly-owned subsidiaries. The line of credit agreement contains various business and financial covenants, including, among other things, a minimum tangible net worth, debt service coverage and unfunded capital expenditure limits and expire in June 2004.

On April 30, 2002, the Company entered into the first amendment and modification to the original loan and security agreement dated May 2001. The modification was to increase the maximum principal amount available under the revolving line of credit to $25,000,000 from $20,000,000 and the extension of two additional term loans in the principal amount of $650,000 each. Advances under the line of credit stayed the same. The business and financial covenants were modified to require, a minimum tangible net worth of $12,500,000 at July 31, 2002, a fixed charge ratio of 1.75 to 1.0 as of July 31, 2002 and a limit on capital expenditures of $2,000,000. Interest accrues on such advances at LIBOR plus 2.35% (the rate at July 31, 2002 was 4.16%) and is payable monthly. The loan agreement expires in June 2004.

On September 5, 2002, the Company entered into the second amendment and modification to the original loan and security agreement dated May 2001.  The modification increased the permitted  out of formula amount above the revolving loans during the following periods:$850,000 from September 5, 2002 through and including October 13, 2002; $650,000 from October 14, 2002 through and including October 31, 2002; and commencing on November 1, 2002 and at all times thereafter, no permitted out of formula amount shall be available.

On April 7, 2003, the Company entered into the third amendment and modification to the original loan and security agreement dated May 2001. The modification increased the permitted out of formula amount above the Revolving loans during the following periods, $300,000 from April 7, 2003 through and including May 31, 2003; and commencing on June 1, 2003 and at all times thereafter, no permitted out of formula amount shall be available.  The Company agreed to obtain new financing of $350,000 with all proceeds used to pay down a portion of the outstanding revolving loan. The interest on the two loans with the bank will be modified to incorporate a 340 basis point applicable term loan margin during the time the fixed charge coverage ratio is equal or less than 1.75 to 1.0.  If the fixed charge coverage ratio is equal or greater than 1.75 to 1.0 the applicable loan margin will be 275 basis points.

On May 30, 2003 the Company entered into the fourth amendment and modification to the original loan and security agreement dated May 2001.  The modification extended the third amendment and modification to the out of formula advance from May 31, 2003 to June 9, 2003, so that the Company could explore financing alternatives and complete discussions on obtaining waivers for covenant violations.

On July 30, 2003 the Company entered into the fifth amendment and modification to the original loan and security agreement dated May 2001.  The modification decreased the maximum revolving credit to $18,000,000 from $25,000,000.  The Company obtained subordinated debt from Lana, LLC in an amount equal to $2,000,000. The subordinated debt is collateralized by a security interest in the Company’s accounts receivable and inventory.  The subordinated debt is fully subordinated to all obligations and all liens, security interests, rights and remedies in favor of Lana, LLC, a related party to the board and officers.  In addition to the sums otherwise available to the Company as revolving loans, the Company may borrow the following amounts for the following periods: $1,000,000 from July 30, 2003 through and including October 31, 2003; $600,000 for November 1, 2003 through and including November 15, 2003; and $350,000 from November 16, 2003 through and including November 30, 2003. At all times after November 30, 2003, no permitted out of formula amount shall be available to the Company.  The bank waived the Company’s noncompliance with the Fixed Charge Coverage Ratio and Tangible Net Worth covenants for the fiscal periods ended October, 30, 2002, January 31, 2003 and April 30, 2003.  The Fixed Charged Coverage Ratio and Tangible Net Worth covenants were changed to Tangible Net Worth at July 31, 2003 $5,800,000, $6,800,000 as of October 31, 2003, $8,700,000 as of January 31, 2004 and of all times thereafter through April 29, 2004,  $9,100,000 as of April 30, 2004 and $7,250,000 as of July 31, 2004 and at all times thereafter. The Fixed Charged Coverage Ratio were changed as follows: (4.32) to 1.0 for the twelve month period ending July 31, 2003; (3.7) to 1.0 for the twelve month period ending October 31, 2003; (2.20) to 1.0 for the twelve month period ending January 3, 2004; 0.90 to 1.0 for the twelve month period ending April 30, 2004; 1.75 to 1.0 for the twelve month period ending July 31, 2004; and 1.75 to 1.0 as of the end of each of The Company’s fiscal quarters after July 31, 2004.  The Company was in violation of the Fixed Charge covenant at July 31, 2003.  The bank waived the noncompliance.

The loan agreement expires in June 2004. At July 31, 2003 and 2002, the Company had borrowed $6,260,264 and $8,203,971, respectively under the line of credit and had no letters of credit outstanding. During the years ended July 31, 2003, 2002 and 2001, the Company incurred and paid approximately $527,047, $439,473 and $475,827 of interest expense on the line of credit, respectively.

Average short term borrowings and the related interest rates are as follows:

	For years ended July 31,
	2003	2002
Borrowings under revolving line of credit at year end	$6,260,264	$8,203,971
Weighted average interest rate	3.99%	4.58%
Maximum month-end balance during period	$11,663,335	$11,828,000
Average balance during the period	$10,620,242	$7,318,510

On July 30, 2003, the Company entered into a subordinated debt agreement with Lana, LLC for $2,000,000.  The shareholders of Lana, LLC include individuals who are related to board members and officers of the Company.  The subordinated debt bears interest at 16.575% with interest payable annually.  During the year ended July 31, 2003, the Company incurred approximately $49,216 of interest expense on the subordinated debt.

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

In addition, the Company has available another irrevocable letter of credit of $130,000 with a bank, to be used for payment of principal portions of Virginia Revenue Bonds in the event the Company defaults on payment. The letter is collateralized by a first deed of trust in the Company’s commercial property as well as a lien on certain assets of the Company. This letter of credit expired in June 2002.

6. LONG-TERM DEBT

Long-term debt consists of the following:

	For years ended July 31,
	2003	2002
Mecklenberg County, Virginia Variable Rate Demand Revenue Bonds issued on June 1, 1996; collateralized by an irrevocable Letter of credit (see Note 5); payable in varying annual amounts; To be redeemed in whole by June 1, 2011; interest at variable Market tax exempt rates (4.40% at July 31, 2002)	$460,000	$550,000
Wachovia term loan on April 30, 2002; collateralized by assets of Asher Candy (see Note 5); payable in monthly amounts of $19,000; to be paid whole by February 1, 2005 interest at Libor Market rate (4.16% at July 31, 2002)	384,000	612,000
Wachovia term loan on April 30, 2002; collateralized by assets of Asher Candy (see Note 5); payable in monthly amounts of $18,056 starting in December 31, 2002; to be paid whole by December 1, 2006 interest at Libor Market rate (4.16% at July 31, 2002)	523,611	650,000
Lake Country Development on October 30, 2002; collateralized by assets of equipment; payable in monthly amounts of $4,784 starting in October1, 2003; to be paid whole by September 30, 2009 interest at 4.0%	313,279	—
	1,680,890	1,812,000
Less current maturities	(530,377)	(90,000)
Long-term portion	$1,150,513	$1,722,000

The scheduled maturities of long-term debt are as follows:

Amount
Fiscal years ending July 31,
2004	$530,377
2005	447,184
2006	207,843
2007	106,527
2008	113,627
Thereafter	274,332
Total	$1,680,890

8. CAPITAL LEASE OBLIGATION

In May 2000, the Company entered into a capital lease agreement with the New Bedford Redevelopment Authority to lease a 430,000 square foot building in New Bedford, Massachusetts. The facility will be used for assembly and storage of components. Under the terms of the lease the Company paid $400,000 up front and has commitments to pay rent of $25,000 per annum for years one and two and $41,666.66 per annum for years three to twenty. The Company has the option to purchase the building at any time during the lease for $1,200,000 less any amounts of rental payments made. Buildings and improvements includes $855,577, less amortization of $0 and $3,590 for the year ended July 31, 2003 and 2002, respectively. Lease amortization is included in depreciation expense.

Future minimum payments under the capital lease are as follows:

Amount
Fiscal years ending July 31,
2004	41,667
2005	41,667
2006	41,667
2007	41,667
2008	41,667
Thereafter	489,581
Total	$697,916
Less amount representing interest	(258,306)
Present value of net minimum lease payments	$439,610

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

The following table relates to options activity in 2001, 2002 and 2003 under the Plan:

	Number of Shares	Weighted average Exercise price per Share
Options outstanding at July 31, 2000	290,250	$4.46
Granted	624,918	$1.67
Cancelled	—	$—
Options outstanding at July 31, 2001	915,168	$2.21
Granted	142,200	$5.30
Exercised	(16,250)	$2.53
Options outstanding at July 31, 2002	1,041,118	$2.93
Granted	—	$—
Exercised	(16,667)	$1.63
Options outstanding at July 31, 2003	1,024,451	$2.95
Options exercisable at July 31, 2001	657,951	$5.95
Options exercisable at July 31, 2002	749,718	$2.64
Options exercisable at July 31, 2003	744,162	$2.64

A summary of stock options outstanding and exercisable as of July 31, 2003 is as follows:

Range of Exercise Price	Options Outstanding
	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Exercisable
				Number Exercisable	Weighted Average Exercise Price
$ 1.63 to $1.63	576,251	7.0	$1.63	495,329	$1.63
$ 2.31 to $3.10	163,500	6.2	$2.98	106,333	$2.96
$ 5.30 to $5.95	284,700	6.4	$5.63	142,500	$5.95

The options under the Plan granted in fiscal year 2001 expire August 2, 2010 and those granted in fiscal year 2002 expire April 2011.

10. INCOME TAXES

The provisions for income taxes was as follows:

	For the years ended July 31,
	2003	2002	2001
Current tax provisions (benefit):
Federal	$(837,181)	$220,039	$956,400
State	(60,043)	28,000	230,700
Current (benefit) provision for income taxes	(897,224)	248,039	1,187,100
Deferred Tax
Federal	25,000	—	(76,000)
State	6,000	—	(18,000)
Total Deferred Tax	31,000	—	(94,000)
Total (benefit) provision on income taxes	$(866,224)	$248,039	$1,093,100

During 1999, the IRS examined the tax returns for Sherwood Brands, Inc. and Sherwood Brands Overseas, Inc. for the tax years ended July 31, 1995 to July 31, 1997. The IRS proposed an adjustment, which the Company contests. The Company did not agree with the IRS position and had settled the adjustment for the tax year ended July 31, 1997. Under the settlement with the IRS the Company paid $90,000 for the taxes due during the fiscal year ended July 31, 2002 and filed an amendment, which the Company was able to carry back an NOL which accounted for a refund due the company of approximately $83,000.

The tax effects of the significant temporary differences, which comprised the deferred tax assets and liabilities, were as follows:

	For the years ended July 31,
	2003	2002
Deferred tax assets
Net operating losses	$2,089,000	$—
Officers salary payable	15,000	14,000
Allowance for doubtful accounts and customer credits.	81,000	72,000
Inventory obsolescence reserve	444,000	313,000
Uniform capitalization on inventories	34,000	69,000
Other	40,000	44,000
Total deferred tax asset	2,703,000	512,000
Deferred tax liabilities
Accumulated depreciation	(413,000)	(320,000)
Goodwill	(51,000)	(11,000)
Total deferred tax liability	(464,000)	(331,000)
Valuation allowance	$(2,089,000)	—
Net deferred tax asset	$150,000	$181,000
Net current deferred tax asset	$614,000	$512,000
Net long-term deferred tax (liability)	$(464,000)	$(331,000)

The following summary reconciles taxes at the federal statutory rate with recorded tax (benefit) expense:

	For the years ended July 31,
	2003	2002	2001
Income tax (benefit) expense at statutory rate	$(2,120,619)	$194,839	$1,125,900
Increase (decrease) in taxes resulting from:
Effect of untaxed income from foreign subsidiary	9,800	54,700	(22,500)
Valuation allowance on net operating losses	2,089,000	—	—
State and local taxes, net of federal income tax benefits	(60,043)	50,000	120,500
Federal and State, net operating losses and credits used	(837,181)	(22,000)	(136,700)
Other	52,819	(29,500)	5,900
Total (benefit) provision for taxes	$(866,224)	$248,039	$1,093,100

11. COMMITMENTS AND CONTINGENCIES

The Company leases office space in Maryland, and office and warehouse facilities in Rhode Island and a manufacturing facility in New Hyde Park, New York. Rental expense under these leases aggregated approximately $809,618, $762,437 and $530,637 for the years ended July 31, 2003, 2002 and 2001, respectively. The lease for office space in Maryland is subject to annual increases based upon both certain allocated operating costs and increases in the Consumer Price Index.

Future minimum rental commitments under operating leases as of July 31, 2003 are summarized in the following table:

Amount
Years Ended July 31,
2004	$712,748
2005	162,445
2006	119,393
2007	122,975
2008	126,664
Thereafter	108,179
Total	$1,352,404

The Company did not exercise the options on its office and assembly facility in Rhode Island and plans to vacate the location on March 31, 2004.  After March 31, 2004, the Company’s New Bedford, Massachusetts facility together with a planned West Coast assembly and distribution facility will be utilized to improve its shipping costs and assembly of its products.

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

On August 1, 2001, the employment agreements for Uziel Frydman and Amir Frydman were extended for additional three year terms (until July 31, 2004), each on substantially the same terms and conditions as in effect under their respective existing employment agreements. The annual base salaries payable to Uziel Frydman, Amir Frydman under the amended agreements were increased to $451,333 and $389,149, respectively, effective August 1, 2001 and are subject to annual increases. Under the amendments to the employment agreements, each of Uziel Frydman and Amir Frydman are entitled to participate in the Company’s 1998 Executive Compensation Incentive Plan. For fiscal years beginning on or after August 1, 2001, the bonus pool will be increased proportionately to the extent that earnings before interest, taxes, and depreciation and amortization (EBITDA) in any year exceeds the EBITDA for the fiscal year ended July 31, 2001.

12. EMPLOYEE BENEFIT PLANS

Effective January 15, 1987, the Company established a profit-sharing plan and a money purchase pension plan covering all full-time employees meeting the minimum age and service requirements. Under the terms of the Money Purchase Pension Plan, the Company contributed 5.7% of total wages in the year ended July 31, 1997.

The Money Purchase Pension Plan was terminated and the assets were merged with the 401(k) Plan. All participants in the Money Purchase Pension Plan were fully vested in the 401(k) Plan as of August 1, 1997. There were no contributions made in 2003, 2002 and 2001.

13. LICENSING AGREEMENTS

For the year ended July 31, 2003, the Company had a total of fifteen licensing agreements,  nine during the fiscal year ended July 31 ,2003 and six during the fiscal year ended July 31 ,2002, to incorporate its products into gift sets and to manufacturing of candies and wafers. The royalty rates for such licenses are from 2% to 12% of net sales and expire in range of 2 to 3 years. The products to be incorporated into the Company’s gift set items are primarily for the first quarter and Easter selling season. The Company entered into a licensing agreement to produce everyday candies and wafers. The Company paid $232,000 in advance fees for the rights under the licensing agreements. These advance fees were be offset against any amounts due on royalties. There was no other minimum license fees under these agreements. The Company incurred $227,000, $0 and $0 in royalties during the year ended July 31, 2003, 2002 and 2001, respectively. The Company is currently pursuing other licenses with similar terms and conditions. The Company expects the greatest impact from the agreements  will occur beginning in the year ending July 31, 2004.

14. SUPPLEMENTAL CASH FLOWS DISCLOSURE

	For the years ended July 31,
	2003	2002	2001
Stock issued for Asher acquisition	$—	$1,675,000	$—
Warrants issued for Asher acquisition	—	108,000	—

15. CONCENTRATION OF CREDIT RISK AND EXPORT SALES

The Company has a variety of customers, including mass merchandisers, drug stores and grocery stores throughout the United States and abroad. For the year ended July 31, 2003 three customers accounted for approximately 16%, 10% and 9% of the Company’s net sales. For the year ended July 31, 2002 the same three customers accounted for approximately 29%, 8% and 14% of the Company’s total net sales.  For the year ended July 31, 2001 the same three customers accounted for approximately 27%, 8% and 14% of the Company’s total net sales.  These net sales are included in the three business segments.  The Company had sales to customers in Canada which represent 0.4%, 0.4% and 0.7% of net sales in fiscal 2003, 2002 and 2001, respectively.

16. FOREIGN EXCHANGE CONTRACTS

In the fourth quarter of fiscal 2001, the Company adopted Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) During the fiscal year ended July 31, 2002 the Company executed a foreign exchange forward contract to purchase 766,000 Euros. In accordance with SFAS 133, as amended, the Company marked the contract to market as of July 31, 2002 and recorded a loss of $31,139 in other comprehensive income since the Company designated the contract as a cash flow hedge. During the fiscal year ended July 31, 2003 the Company had no derivative financial instruments.

17. NON-RECURRING COSTS

During the year ended July 31, 2003, the Company incurred $1,932,075 of start-up costs associated with the consolidation of its manufacturing facility in Rhode Island into its Chase City facility. These costs primarily consist of training and production inefficiency on machinery and equipment in the Chase City facility.

During the year ended July 31 ,2002 the Company incurred $707,551 of moving and start-up costs associated with the consolidation of its manufacturing facility in Rhode Island into its Chase City facility.  These costs primarily consist of freight and dismantling of machinery and equipment in Rhode Island and courier costs in relocating the machinery and equipment to its Chase City facility.

The Company wrote down $1,200,000 of packaging materials and $1,000,000 of inventory of hard candy product lines that will no longer be manufactured at the Company’s Chase City facility. These product lines will be manufactured by the Company’s overseas third party suppliers.

18. ADVERTISING COSTS

Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were $928,000, $1,127,000 and $979,691 for the years ended July 31, 2003, 2002 and 2001, respectively.

19. ACCRUED EXPENSES

Accrued expenses consist of the following:

	July 31,
	2003	2002
Payroll and benefits	$226,117	$624,014
Compensation expense-Options Granted	184,930	—
Professional fees	169,080	75,906
Commissions	35,576	102,030
Inventory costs	60,228	68,584
Personal property taxes	351,586	294,779
Water and sewer	85,452	76,389
Accrued travel expenses	55,000	—
Sales and use tax	68,585	—
Other	89,337	127,226
Total	1,325,891	1,368,928

20. QUARTERLY DATA

Summary quarterly results were as follows:

	Quarter
Year 2003	First	Second	Third	Fourth
Net Sales	$18,462,212	$19,390,601	$9,482,412	$1,827,562
Gross profit	5,506,469	5,047,301	(629,368)	(633,717)
Net income (loss)	708,949	(77,865)	(2,750,026)	(3,251,950)
Basic earnings (loss) per share	$0.18	$(0.02)	$(0.69)	$(0.81)
Diluted earnings (loss) per share	$0.16	$(0.02)	$(0.69)	$(0.81)

	Quarter
Year 2002	First	Second	Third	Fourth
Net Sales	$21,046,884	$15,931,434	$11,312,814	$4,491,839
Gross profit	6,762,325	4,876,904	2,248,762	1,179,670
Net income (loss)	1,728,519	611,490	(693,505)	(1,321,474)
Basic earnings (loss) per share	$0.47	$0.17	$(0.19)	$(0.14)
Diluted earnings (loss) per share	$0.41	$0.14	$(0.19)	$(0.14)

The Company’s sales and net income historically are greater during the first and second quarters of the fiscal year relative to the third and fourth quarters due to sales associated with major holidays celebrated during these periods.

21. OPERATING SEGMENTS

The Company operates in the confectionary industry and aligns its operations into three business segments for management reporting purposes. These segments are based on product type. This alignment allows management to measure financial performance by product type. The Company’s business segments are (i) Manufactured Candy, (ii) Purchased Candy and (iii) Gift Items. The Company reports these as reportable segments in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

The Company’s Chief Operating Decision Maker, who is its Chairman and Chief Executive Officer, evaluates performance based upon a measure of segment operating profit or loss that includes an allocation of common expenses, but excludes certain unallocated expenses. Unallocated expenses represent corporate expenditures that are not specifically allocated to the segments.

The Company’s reportable segments are strategic business units that offer different products in different geographic areas.  The Company has no assets outside of the United States.  There is no concentration of net sales in any one area within the United States.  Net sales outside of the United States are minimal (see Note 15).

	Year ended July 31, 2003
	Manufactured Candy	Purchased Candy	Gift Items	Other	Consolidated Total
Total revenue	$17,164,078	$15,934,155	$16,064,554	$—	$49,162,787
Gross margin	(2,599,646)	6,934,383	4,955,948	—	9,290,685
Interest expense	154,992	295,160	173,049	—	623,201
Segment assets	15,492,718	3,625,358	5,949,931	1,434,464	26,502,471
Depreciation and amortization	802,353	—	106,206	53,153	961,712

	Year ended July 31, 2002
	Manufactured Candy	Purchased Candy	Gift Items	Other	Consolidated Total
Total revenue	$13,638,031	$11,891,627	$27,252,683	$—	$52,782,341
Gross margin	(316,308)	4,630,738	10,753,231	—	15,067,661
Interest expense	224,970	170,685	73,032	—	468,687
Segment assets	16,561,958	4,002,755	10,210,136	805,235	31,390,954
Depreciation and amortization	567,383	—	75,063	37,567	680,013

	Year ended July 31, 2001
	Manufactured Candy	Purchased Candy	Gift Items	Other	Consolidated Total
Total revenue	$16,284,193	$13,371,704	$28,660,819	$—	$58,316,716
Gross margin	298,389	4,549,199	11,672,944	—	16,520,532
Interest expense	317,252	106,581	116,137	—	539,970
Segment assets	10,607,305	3,336,244	8,366,351	494,212	22,804,112
Depreciation and amortization	336,882	—	44,568	22,306	403,756

	Year ended July 31, 2000
	Manufactured Candy	Purchased Candy	Gift Items	Other	Consolidated Total
Total revenue	$12,873,299	$13,127,263	$16,104,083	$—	$42,104,645
Gross margin	405,722	4,014,793	5,500,245	—	9,920,760
Interest expense	198,238	143,433	93,307	—	434,978
Segment assets	8,212,010	3,886,944	7,737,017	782,920	20,618,891
Depreciation and amortization	189,295	—	25,043	12,533	226,871

Exhibit Index

Exhibit Number	Description
10.25	Fifth Amendment to Loan agreements with Wachovia dated July 30, 2003
10.26	Loan agreements, Promissory Note with Lake Country Development dated August 15, 2003.
23.1	Consent of BDO, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Section 1350.