Form 10-Q
period 2003-10-31
SHERWOOD BRANDS INC
filed 2003-12-12
CIK 1053178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  October 31, 2003  Commission File Number:  1-14091

SHERWOOD BRANDS, INC.

(Exact name of Registrant as specified in its charter)

North Carolina	56-1349259
(State or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification No.)

1803 Research Boulevard, Suite 201 Rockville, MD 20850
(Address of principal executive offices)

Registrant’s telephone number, including area code: (301) 309-6161

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

Yes ☐     No ☒

The number of shares outstanding of the registrant’s Class A Common Stock, $.01 par value per share, as of December 13, 2003 was 3,003,476. The number of shares outstanding of the registrant’s Class B Common Stock, $.01 par value per share, as December 13, 2003 was 1,000,000. The Class B Common Stock is not publicly traded.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

SHERWOOD BRANDS, INC.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31, 2003	July 31, 2003
	(unaudited)
Assets

Current assets
Cash and cash equivalents	$121,409	$227,352
Accounts receivable, less allowance of $167,000 and $186,000	14,244,748	899,230
Inventory	16,731,412	13,719,294
Income taxes receivable	1,020,428	1,020,379
Other current assets	489,277	578,155
Deferred taxes on income	614,000	614,000
Total current assets	33,221,274	17,058,410
Net property and equipment	6,850,024	7,129,227
Goodwill	2,001,330	2,001,330
Other assets	318,504	313,504
TOTAL ASSETS	$42,391,132	$26,502,471
Liabilities and Stockholders’ Equity
Current liabilities
Line of credit	$16,255,795	$6,260,264
Current portion of long-term debt	530,377	530,377
Current portion of subordinated debt	2,000,000	2,000,000
Current portion of capital lease obligation	15,718	15,718
Accounts Payable	9,134,678	6,257,145
Accrued expenses	2,957,755	1,325,891
Total current liabilities	30,894,323	16,389,395
Deferred taxes on income	464,000	464,000
Long-term debt	1,028,089	1,150,513
Obligations under capital lease	420,050	423,892
TOTAL LIABILITIES	32,806,462	18,427,800
Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, Class A, $.01 par value, 30,000,000 shares authorized, 3,003,476 and 3,003,476 shares issued and outstanding	30,035	30,035
Common stock, Class B, $.01 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in-capital	9,843,774	9,843,774
Retained earnings (deficit)	(299,138)	(1,809,138)

TOTAL STOCKHOLDERS’ EQUITY	9,584,670	8,074,671
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,391,132	$26,502,471

See Accompanying summary of accounting policies and notes to consolidated financial statements

SHERWOOD BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended October 31,
	2003	2002

Net sales	$17,420,813	$18,462,212
Cost of sales	12,384,142	12,955,743
Gross profit	5,036,671	5,506,469
Selling, general and administrative expenses	2,231,517	2,563,700
Salaries and related expenses	1,062,982	1,175,008
Pre production costs	—	503,936
Total operating expenses	3,294,499	4,242,644
Income from operations	1,742,172	1,263,825
Other income (expense)
Interest income	19	2,259
Interest expense	(236,766)	(141,057)
Other (expense)income	4,537	1,536
Total other (expense)income	(232,210)	(137,262)
Income before provision for taxes on income	1,509,962	1,126,563
Provision for taxes on income	—	417,614
Net income	$1,509,962	$708,949
Net income per share-basic	$0.38	$0.18
-diluted	0.37	0.16
Weighted average shares outstanding-basic	3,996,199	3,986,809
-diluted	4,136,235	4,390,550

See accompanying summary of accounting policies and notes to consolidated financial statements.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three months ended October 31,
	2003	2002

Cash flows from operating activities
Net income	$1,509,962	$708,949
Adjustments to reconcile net income to net Cash used in operating activities
Depreciation expense	248,444	222,921

Provision for doubtful accounts	75,682	95,161
(Increase) decrease in assets
Accounts receivable	(13,421,200)	(12,409,297)
Income taxes receivable	(49)	451,989
Inventory	(3,012,118)	(1,859,410)
Other current assets	88,878	(52,631)
Other assets	(5,000)	(14,427)
Increase (decrease) in liabilities
Accounts payable	2,877,533	2,844,808
Accrued expenses	1,631,901	981,548
Income taxes payable	—	—
Net cash used in operating activities	(10,005,966)	(9,030,289)

Cash flows from investing activities
Proceeds from sales of assets	142,750	—
Capital expenditures	(111,992)	(351,960)
Net cash used in investing activities	30,759	(178,664)

Cash flows from financing activities
Net borrowings on line of credit	9,995,531	9,114,060
Proceeds from long-term debt	—	350,000
Payments on long term debt	(126,266)	(64,235)

Net cash provided by financing activities	9,869,265	9,399,825

Net increase in cash and cash equivalents	(105,943)	17,576

Cash and cash equivalents, at beginning of period	227,352	709,247

Cash and cash equivalents, at end of period	$121,409	$726,823

See accompanying summary of accounting policies and notes to consolidated financial statements

SHERWOOD BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.             BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Sherwood Brands, Inc., and its direct and indirect wholly-owned subsidiaries, Sherwood Brands, LLC, a Maryland limited liability company, Sherwood Brands of RI Inc., a Rhode Island corporation, Sherwood Brands Overseas, Inc., a Bahamas entity (“Overseas”), and Asher Candy, Inc., a Wyoming corporation (collectively referred to herein as, “we”, “our” “us” or, the “Company”). All material inter-company transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s Annual Report and Form 10-K filed on October 29, 2003.

2.             ORGANIZATION AND DESCRIPTION OF BUSINESS

Sherwood Brands, Inc. (the “Company”) was incorporated in December 1982 in the state of North Carolina. Sherwood Brands, Inc. is engaged in the manufacture, marketing and distribution of a diverse line of brand name candies, cookies, chocolates and gifts. The Company manufactures lollipops, biscuits and assembles seasonal gift items including gift baskets for Christmas, Valentines Day and Easter. The Company’s principal branded products include COWS(TM) butter toffee candies, DEMITASSE(R) biscuits, RUGER(R) wafers, SMILE POPS(R) lollipops, STRIP-O-POPS(R) lollipops and ELANA(R) chocolates, SOUR FRUIT BURST(TM) fruit-filled hard candies and  PIRATE’S GOLD COINS(R) milk chocolates. The Company’s marketing strategy, including its packaging of products, is designed to maximize freshness, taste and visual appeal, and emphasizes highly distinctive, premium quality products that are sold at prices that compare favorably to those of competitive products. The Company operates in the confectionery industry and aligns its operations into three business segments for management to measure financial performance by product type.  The Company’s business segments are (i) Manufactured Candy, (ii) Purchased Candy and (iii) Gift Items.

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

3.             INTERIM FINANCIAL INFORMATION

The financial information as of October 31, 2003 and for the three months ended October 31, 2003 and 2002 is un-audited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

4.             INVENTORY

Inventory consists of raw materials, packaging materials, components used in assembly, work- in- process and finished goods and is stated at the lower of cost or market. Cost is determined by the FIFO (first-in, first-out) method.

Inventory consists of the following:

	October 31 2003	July 31 2003
	(unaudited)
Raw materials and ingredients	$504,270	$423,497
Components used in assembly	1,973,424	1,496,166
Packaging materials	3,157,273	2,936,702
Work-in-process	609,496	648,539
Finished product	11,549,745	9,358,100

	17,794,208	14,863,004
Less reserve for inventory obsolescence	(1,081,792)	(1,143,710)

	$16,712,416	$13,719,294

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

The income tax rate utilized on an interim basis is based on the Company’s estimate of the effective income tax rate for the fiscal year ending July 31, 2004. The Company has a net operating loss carry forward which management believes will offset all taxable income generated in fiscal year 2004.  Therefore, the Company estimated its effective tax rate at 0%.

7.             STOCK COMPENSATION OF STOCK OPTIONS

We have adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123”), but we continue to measure compensation cost for the stock options using the intrinsic value method prescribed by APB Opinion No. 25. As allowable under SFAS 123, we used the Black-Sholes method to measure the compensation cost of stock options granted .  The Company did not grant any stock options to employees in the period ended October 31, 2003 or 2002.

There were no adjustments made in calculating the fair value to account for vesting provisions, for non-transferability or risk of forfeiture. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

If we had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated in the following table:

	For the three months ended October 31,
	2003	2002
Net Income/(loss)
As Reported	$1,509,962	$708,949

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	26,000	37,000

Pro Forma net income (loss)	1,483,962	671,949
Basic Income/(loss) per Common Share:
As Reported	$0.38	$0.18
Pro Forma	0.37	0.17
Diluted income/(loss) per Common Share:
As reported	$0.37	$0.16
Pro Forma	0.36	0.15

8.             EARNINGS PER SHARE

Earnings per share is based on weighted average number of shares of common stock and dilutive common stock equivalents outstanding.  Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.  The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three months ended October 31, 2003 and October 31, 2002:

For the three months ended October 31, 2003	Income	Shares	Per Share Amount

Basic earnings per share
Income available to common shareholders	$1,509,962	3,996,199	$0.38
Effect of dilutive stock options		140,036
Dilutive earnings per share	$1,509,962	4,136,235	$0.37

For the three months ended October 31, 2002	Income	Shares	Per Share Amount

Basic earnings per share
Income available to common shareholders	$708,949	3,986,809	$0.18
Effect of dilutive stock options		403,741
Dilutive earnings per share	$708,949	4,390,550	$0.16

9.             CONTINGENCY

The Company is, from time to time, involved in litigation incidental to the conduct of its business. The Company is currently involved in several actions.  In particular, the Company’s landlord at its Rhode Island facility has named the Company as a defendant in an action seeking security for claims relating to the lease agreement. The Company deposited $180,000 with the registry of the court relating to claims for payment of real estate taxes, water and sewer, rent of other occupied space and repair expenses. In September 2002, the landlord claimed other breaches of the lease agreement, alleging an obligation of $932,000 under the lease and demanded $750,000 to settle the disputes. The Company has claims against the landlord it is pursuing and continues to occupy space at the leased premises. The Company has accrued amounts to cover current charges. Management does not believe that the outcome of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition of the Company.  In November 2003, the company has settled its claims with the landlord.  The accrual reflected in the financial statements is sufficient to cover all outstanding obligations to the landlord.

The Company is currently involved as Plaintiff in a suit brought before the Circuit Court for Montgomery County, Maryland, presenting claims in connection with the merger agreement under which Sherwood Brands acquired securities of Asher Candy Acquisition Corporation and agreed to sell securities in Sherwood Brands to prior shareholders of Asher Candy.  The complaint alleges that the Company was fraudulently induced to enter into the merger agreement on the basis of, among other things, material misrepresentations and omissions by the shareholders of Asher Candy.  Sherwood Brands is seeking declaratory and injunctive relief and award of damages against the former shareholders of Asher Candy for violations of the merger agreement and for common law fraud and violations of applicable securities laws.  Pending resolution of the litigation, the Company has refused to honor the demand of the former shareholders for the Company to repurchase half of the shares issued to them at a price of $4.50 per share. Certain of the shareholders have filed a counterclaim seeking $7.0 million in damages.  The Company believes that it has defenses to the counterclaim. There can be no assurance that the Company will not be a party to other litigation in the future.

10.          LICENSING AGREEMENTS

During the quarter ended October 31, 2003, the Company entered into one licensing agreements to incorporate products into gift sets. The royalty rates for such licenses are from 3% of net sales and expire in range of two to three years.

The products to be incorporated into the Company’s gift set items is during the Christmas holiday  season and are effective on the selling season of January 2004. The Company paid $5,000 in advance fee to have the rights to incorporate products into its gift set items. These advance fees will be offset against any amounts due on royalties. There is a $20,000 minimum guarantee license fee under these agreements. The Company incurred $15,185, royalties related to the quarter ended October 31, 2003. The Company is currently pursuing other licenses with similar terms and conditions.

11.          CREDIT FACILITY

During the quarter ended October 31, 2003, the Company was in no violation of the certain business and financial covenants under its credit facility relating to the fixed charge coverage ratio.  . Management believes the Company will comply with the restrictive covenants for the remainder of 2004.

12.          CONCENTRATION OF CREDIT RISK AND EXPORT SALES

The Company has a variety of customers, including mass merchandisers, drug stores and grocery stores throughout the United States and abroad. For the quarter ended October 31, 2003 three customers accounted for approximately 16%, 12% and 10% of the Company’s net sales. For the quarter ended October 31, 2002 the same three customers accounted for approximately 16%, 8% and 13% of the Company’s total net sales.  The Company had sales to customers in Canada which represent 0.23% and 0.44% of net sales for quarter ended October 31, 2003 and 2002, respectively.

13.          OPERATING SEGMENTS

We operate in the confectionery industry and align our operations into three business segments for management reporting purposes. These segments are based on product type. This alignment allows management to measure financial performance by product type. Our business segments are (i) Manufactured Candy and Cookies, (ii) Purchased Candy and Cookies and (iii) Purchased Gift Items. We report these as reportable segments in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

Our Chief Operating Decision Maker, who is our Chairman and Chief Executive Officer, evaluates performance based upon a measure of segment operating profit or loss that includes an allocation of common expenses, but excludes some unallocated expenses. Unallocated expenses represent corporate expenditures that are not specifically allocated to the segments.

Our reportable segments are strategic business units that offer different products in different geographic areas.  We have no assets outside of the United States.  There is no concentration of net sales in any one area within the United States.  Net sales outside of the United States are minimal.

		Three Months ended October 31, 2003
	Manufactured Candy	Purchased Candy	Gift Items	Other	Consolidated Total
Total revenue	$5,605,903	$8,302,312	$3,515,126	$—	$17,420,813
Gross margin	90,326	3,801,575	1,147,298	—	5,036,671
Interest expense	113,643	86,225	36,893	—	236,766
Segment assets	10,731,663	17,662,819	12,640,937	1,355,713	42,391,132
Depreciation and amortization	172,919	—	33,884	41,868	248,444

		Three Months ended October 31, 2002
	Manufactured Candy	Purchased Candy	Gift Items	Other	Consolidated Total
Total revenue	$10,161,103	$6,106,501	$2,194,608	$—	$18,462,212
Gross margin	2,177,604	2,626,442	702,423	—	5,506,469
Interest expense	67,707	51,370	21,980	—	141,057
Segment assets	10,155,339	18,081,409	15,453,418	1,658,453	45,348,619
Depreciation and amortization	159,782	—	25,572	37,567	222,921

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Information Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the company and its management.  Such statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described under “Risk Factors” in our Form 10-K filed with the commission on October 29, 2003. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this quarterly report on Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

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

The loss of a significant customer could have an adverse effect on our business. We are dependent on a limited number of customers for a significant portion of our revenues. Sam’s

Club and Wal-Mart accounted for approximately 12% and 8%, respectively, of our sales for the quarter ended Ocotber 31, 2003. We do not maintain agreements with our customers and sell products pursuant to purchase orders placed from time to time in the ordinary course of business. The loss of a significant customer could have an adverse effect on our business.

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

We face various risks relating to a recent acquisition. In May 2002 we acquired the business of Asher Candy Acquisition Corporation. Asher Candy Acquisition Corporation manufactured candy canes, a product which we had no prior experience in manufacturing. If we are unable to successfully produce a quality product, and maintain or increase the customer base, our profitability could be adversely affected.

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

We face various risks relating to foreign manufacturing. During the three months ended October 31, 2003 and 2002, approximately 45% and 33% , respectively, of our products were manufactured in foreign countries. We have been and will continue to be subject to risks associated with the manufacture of products in foreign countries, primarily in Argentina, Austria, Belgium, China and Holland. These risks include material shipping delays, fluctuations in foreign currency exchange rates, customs duties, tariffs and import quotas and international political, regulatory and economic developments. We assume the risk of loss, damage or destruction of products when shipped by a manufacturer. Because we pay for some of our products manufactured outside the United States in foreign currencies, any weakening of the United States dollar in relation to relevant foreign currencies, could result in significantly increased costs to us. In addition, some products manufactured overseas are subject to import duties. Deliveries of products from our foreign manufacturers could also be delayed or restricted by the future imposition of quotas. If quotas were imposed, it is possible that we would not be able to obtain quality products at favorable prices from domestic or other suppliers whose quotas have not been exceeded by the supply of products to their existing customers.

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

We may incur product liability claims that are not fully insured. As a manufacturer and marketer of food products, we are subject to product liability claims from consumers. We maintain product liability insurance with limits of $2,000,000 in the aggregate and $1,000,000 per occurrence (with excess coverage of $10,000,000). These insurance amounts may not be sufficient to cover potential claims and adequate levels of coverage may not be available in the future at a reasonable cost. In the event of a partially or completely uninsured successful claim against us, our financial condition and reputation would be materially adversely affected.

We are dependent on key personnel and the loss of these key personnel could have a material adverse effect on our success. Our success is dependent on the personal efforts of Uziel Frydman, our Chairman, President and Chief Executive Officer, Amir Frydman, our Vice President of Marketing and Christopher Willi, our Chief Financial Officer. The loss or interruption of the services of such individuals could have a material adverse effect on our business. We maintain “key-man” insurance in the amount of $1,000,000 on the life of Mr. Uziel Frydman. Our success also depends upon our ability to hire and retain additional qualified management, marketing and other personnel. Employment and retention of qualified personnel is important due to the competitive nature of the food industry. Our failure to hire and retain qualified personnel could adversely affect our success.

Our President and Chief Executive Officer controls our company. Mr. Uziel Frydman, President and Chief Executive Officer, owns 400,000 shares of Class A Common Stock (with a right to acquire an additional 202,984 upon the exercise of options) and 1,000,000 shares of Class B Common Stock, representing, in the aggregate, approximately 43% of the outstanding Common Stock of our company and 76% of the voting control of our company, assuming that all of the warrants are exercised. Accordingly, Mr. Frydman will be able to direct the election of all of our company’s directors, increase the authorized capital, dissolve, merge or sell the assets of our company, and generally direct the affairs of our company. In addition, the level of control exercised by Mr. Frydman may discourage investors from purchasing our Common Stock.

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

For the year ended July 31, 2003 and first quarter ended October 31, 2003, we had a total of sixteen licensing agreements, one signed during first quarter ended October 31, 2003, nine signed during the fiscal year ended July 31 ,2003 and six signed during the fiscal year ended July 31 ,2002, to incorporate our products into gift sets and to manufacture candies and wafers. The royalty rates for such licenses range from 2% to 12% of net sales and expire in range of 2 to 3 years. The products to be incorporated into our gift set items are primarily for the first quarter and Easter selling season. We entered into a licensing agreement to produce everyday candies and wafers. We paid $242,000 in advance fees for the rights under the licensing agreements. These advance fees were offset against any amounts due on royalties. There were no other minimum license fees under these agreements. For the quarter ended October 31 ,2003, we incurred $15,185 in royalties. We are currently pursuing other licenses with similar terms and conditions. We expect the greatest impact from the agreements will occur in the year ending July 31, 2004.

Our Rhode Island manufacturing facility, which occupied five stories in an old building, closed on May 31, 2002. All the production equipment, together with the electrical, piping, steam and air-conditioning were disassembled and transferred to our expanded Chase City, Virginia facility. This 75,000 square feet facility, with an additional 25,000 square feet from a recent expansion, and the 73,000 square foot facility at Keysville, Virginia (about 20 miles from Chase City, Virginia), would become the single manufacturing and distribution facility under one plant management for all products produced at the Chase City facility

Christmas, Easter gift sets and gift baskets are distributed at the Rhode Island and Massachusetts facilities. We source product primarily from the Pacific Rim. We are continually looking to further reduce costs by more efficient sourcing.

We did not exercise the options to extend the term of the lease on our office and assembly facility in Rhode Island and we plan to vacate the location on March 31, 2004.  After March 31, 2004, our New Bedford, Massachusetts facility together with a planned West Coast assembly and distribution facility will be utilized to improve our shipping costs and assembly of our products.

Environmental Factors Affecting the Performance in the Quarter Ended October 31, 2002.

On September 30, 2002, 29 west coast ports were shut down abruptly and remained closed as contract negotiations between dock-workers and shipping companies broke off negotiations for new contracts. The shut down occurred during our peak inventory shipping period for orders for the holiday season. In mid-October 2002, the President of the United States of America signed an order under the Taft-Hartley Act to reopen the ports and put a moratorium on the strike for 60 days. The shut down had an effect on our first quarter of shipments to our customers. A large portion of containers, which were to be received, remained either at ports or on shipping vessels on the water. In addition, empty containers were not brought back to ports in the Pacific Rim, which we needed to move some of our other products.  In mid-October 2002, our inventory began to be released for shipment to our facility in New Bedford, Massachusetts. A slow down by the long shore-men on shipping products was still prevalent. Our revenues for the three months ended October 31 ,2002 were impacted by the shut down and resulted in a delay of approximately $6.0 million in sales.  Approximately $3.5 million in inventory was shipped out during the second quarter and approximately $2.5 million of the remaining inventory will be shipped during the first and second quarters of fiscal year 2004. We shipped $0.5 million of this inventory in the quarter ended October 31, 2003.

Results of Operations

Three Months Ended October 31, 2003 and 2002

Net sales for the three months ended October 31, 2003 and 2002 were $17,420,813 and $18,462,212 respectively, a decrease of 5.6%, or $1,041,399.  The decline in net sales was due to lower sales of manufactured candy of approximately $4,500,000 offset by increases in sales of purchased candy of $2,200,000 and an increase of $1,250,000 on sales of gift sets. Big Lots, Sam’s Club and Dollar General accounted for approximately 16%, 12% and 10%, respectively, of sales for the three months ended October 31, 2003. Big Lots, Dollar Tree and Sam’s Club accounted for approximately 16%, 13% and 8%, respectively, of sales for the prior year’s comparable period.

Net sales for each of our business segments was as follows:

Net sales of Manufactured Candy decreased from $10.1 million for the three months ended October 31, 2002 to $5.6 million for the three months ended October 31, 2003.  The decrease of $4.5 million was primarily due to a decline of $2.9 million of sales of manufactured candy canes, of which, $1.5 million relates to firm orders scheduled to be shipped in the first quarter but delayed until the second quarter of 2004, $0.4 million decline in our manufactured items for Halloween, $0.6 million decline in Kastins Christmas candy and $0.6 million decline in Cows sales.

Net sales of Purchased Candy increased from $6.1 million for the three months ended October 31, 2002 to $8.3 million for the three months ended October 31, 2003. The increase of $2.2 million was primarily due to increases in the sale of purchased candy of $0.6 million and $1.6 million of purchased gift items, which had been assembled at our New Bedford, Massachusetts facility in the prior fiscal year.

Net sales of Gift Items increased from $2.2 million for the three months ended October 31, 2002 to $3.5 million for the period ended October 31, 2003.  The $1.3 million increase was primarily a result  of a $2.0 million increase of sales of Christmas assembled goods, offset by $0.7 million of health and beauty gift items purchased as a one time item by Wal-Mart.

Gross margins decreased to $5.0 million for the three months ended October 31, 2003 from $5.5 million for the three months ended October 31, 2002, and decreased to 28.9% from 29.8% as percent of sales, respectively.

Gross margins for each of our business segments were as follows:

Gross margins on our Manufactured Candy decreased from $2.7 million to $0.1 million for the three months ended October 31, 2003 and 2002, respectively.  The decrease was mainly attributable to increased labor costs and overhead expenses at our manufacturing plant in New Hyde Park, New York.

Gross margins for our Purchased Candy increased from $2.6 million to $3.8 million for the three months ended October 31, 2002 and 2003, respectively. The increase was primarily due to  purchased pre-packed assembled gift items that were not assembled in our New Bedford, Massachusetts facility and better pricing of purchased candy from our third party overseas suppliers.

Gross margins on our Gift Items increased from $0.7 million to $1.1 million for the three months ended October 31, 2002 and 2003, respectively.  The increase was due primarily to lower labor associated with the assembly of our products.  For the three months ended October 31, 2002, we were reliant on contract labor.  For the three months ended October 31, 2003, we shifted back to utilizing hourly employees.

During the three months ended October 31, 2003 and 2002, selling, general and administrative expenses decreased to $2.2 million from $2.6 million, respectively, and decreased to 12.8% from 13.9% as a percent of sales, respectively. The decrease was largely due to $98,000 in travel expenses, $131,000 of shipping and carrier costs, $24,000 in building rental costs, $28,000 in bank fees, $16,000 of pre-employment costs and $35,000 in property insurance expenses.

Pre-productions startup costs decreased to $0 during the three month ended October 31, 2003 compared to $503,936 from the three months ended October 31, 2002 period.  In the fourth quarter of fiscal year ended July 31, 2002, we reduced the level of employees and the scope of operations eliminating the need for continued training costs for new employees at our Chase City, Virginia facility.

Salaries and related expenses decreased to $1,062,982 for the three months ended October 31, 2003, from $1,175,008 for the three months ended October 31, 2002, or 6.1% from 6.4%, respectively, as a percent of sales. This decrease resulted from a decline of $112,000 in our overhead due to our reorganization effort in the fourth quarter of the fiscal year ended July 31, 2003.

As a result, operating expenses for the three months ended October 31, 2003 decreased to $3.3 million from $4.2 million for the three months ended October 31, 2002 and decreased to 18.9% from 23.0%, respectively, as a percent of sales.

Income from operations for the three months ended October 31, 2003 was $1.7 million as compared to income of $1.3 million for the prior year’s comparable period. Most of the increase resulted from the decrease in pre production start up costs of approximately $0.5 million and other expense explained in results from operating expenses.

For the three months ended October 31, 2003, interest income decreased to $19 from $2,259 for the three months ended October 31, 2002 as reserves declined. For the three months ended October 31, 2003, interest expenses increased to $236,766 from $141,057 for the three months ended October 31, 2002 due to an increase in our term debt financing of $1.3 million associated with the merger with Asher Candy and interest on the subordinated debt instrument we entered into during the fiscal year ended July 31, 2003.

For the three months ended October 31, 2003, other income increased to $4,537 from $1,536 for the three months ended October 31, 2002 due to $6,000 of realized losses on foreign exchange transactions and $10,349 in gains on sales of assets at the Chase City facility.

The income tax rate utilized on an interim basis is based on the Company’s estimate of the effective income tax rate for the fiscal year ending July 31, 2004. The Company has a net operating loss carry forward which management believes will offset all taxable income generated in fiscal year 2004.  Therefore, the Company estimated its effective tax rate at 0%.

Liquidity and Capital Resources

Our primary cash requirements have been to fund the purchase, manufacture and commercialization of our products. We finance our operation and manufacturing with cash flow from operations and bank financing. Our working capital at October 31, 2003 and July 31, 2003 was $2,326,951 and $669,015, respectively.

Net cash used in operating activities for the three months ended October 31, 2003 and 2002,  was $10,005,966 and $9,030,289, respectively. The increase in cash used by operating activities was due primarily to increases in accounts receivable and inventory, which where offset by the increase in net income, accounts payable accrued expenses.

Net cash provided in investing activities for the three months ended October 31, 2003 and 2002, increased to $30,759 from cash used of  $351,960, respectively, primarily due to decreased capital improvements for the manufacturing operations into our Chase City, Virginia facility and the proceeds from the sale of assets.

Net cash provided by financing activities for the three months ended October 31, 2003 and 2002, was $9,869,265 and $9,399,825, respectively.  This increase was primarily due to increased reliance on borrowings under our line of credit to finance working capital needs for seasonal materials.  The borrowings for the period ended October 31, 2003 was approximately $9,995,531 as compared to $9,114,060 for the prior years comparable period.  We have $8,004,469 of our $18,000,000 line of credit available to meet additional seasonal needs to purchase and manufacture inventory subject to availability of accounts receivable and inventory.

Principal payments for our long-term debt for the three months ended October 31, 2003, were $126,266. We believe that cash provided by operations will be sufficient to finance our operations and fund debt service requirements.

Schedule of Contractual Obligations

		Payments Due by Period
Contractual Obligation	Total	Less Than 1 year	1-3 years	After 4 years
Long-Term Debt	$1,558,466	$530,376	$870,992	$157,098
Subordinated Debt	2,000,000	2,000,000	—	—
Capital Lease Obligation	420,050	15,718	125,000	279,332
Operating Leases	973,926	380,798	358,284	234,844
Total Contractual Obligation	$4,952,442	$2,926,892	$1,354,276	$671,274

Schedule of Commercial Commitments

		Amount of Commitment expiration per period
Commercial Commitments	Total	Less Than 1 year	1-3 years	After 4 years
Line of Credit (*)	$18,000,000	—	$18,000,000	—
Total Commercial Commitments	$18,000,000	—	$18,000,000	—

(*)         The line of credit is available for advances to finance working capital and the issuance of letter of credits.  Advances under the line of credit are based on a borrowing formula equal to 85% of eligible domestic accounts receivable plus 60% of eligible finished goods and 30% of eligible components inventory. The line of credit facility varies from quarter to quarter based on working capital needs and the level of repayments.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate line of credit, we are exposed to the risk of rising interest rates. Our $18,000,000 line of credit had an interest rate ranging from 4.11% to 4.12% for the three months ended October 31, 2003. Our long-term debt is at variable market tax exempt rates, which exposes us to fluctuations in the market. However, since the rate is based on the tax exempt rate, it is below the market rate.

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

We provide an allowance for un-collectible accounts receivable based on experience. We consider the following factors in developing an estimate of our allowance for non-payment and the overall economic environment. Although it is reasonably possible that management’s estimate of un-collectible accounts could change in the near future, management is not aware of any events that would result in a change to its estimates which would be material to our financial position or results from operations. For the quarter ended October 31, 2003, we had an allowance for doubtful accounts of approximately $92,000.

We provide an allowance for slow moving inventory based on experience and aging of products. We consider the following factors in developing an estimate of our allowance for non-moving of inventory and the overall economic environment. Although it is reasonably possible that management’s estimate of slow moving inventory could change in the near future, management is not aware of any events that would result in change to its estimates which would be material to our financial position or results from operations. For the quarter ended October 31, 2003, we had an allowance for slow moving inventory of approximately $1,081,792.

Goodwill represents the excess of consideration over the net assets acquired resulting from acquisitions of companies accounted for by the purchase method. We utilize the annual evaluation as required by SFAS 142. At each Balance Sheet date, management evaluates the recoverability of the goodwill and reviews goodwill and other long-lived assets for impairment. As of October 31, 2003 there was no impairment loss.

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

We also believe that the confectionery industry is influenced by general economic conditions and particularly by the level of change. Increase levels of change can have a favorable impact on our revenues. We also believe that the confectionary industry tends to experience periods of decline and recession during economic downturns. The confectionary industry could sustain periods of decline in revenues in the future, and any decline may materially adversely effect us.

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer (collectively, the “certifying officers”) have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  These disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in our periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that the information is communicated to the certifying officers on a timely basis.

The certifying officers concluded, based on their evaluation, that our disclosure controls and procedures are effective, taking into consideration the size and nature of our business and operations.

No change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

We are from time to time involved in litigation incidental to the conduct of its business. We are currently a plaintiff in several actions and currently in particular to the landlord at its Rhode Island Facility. The landlord sought security for its claims relating to the lease agreement.  The company deposited $180,000 with the registry of the court on allegation relating to amounts sought for payment of real estate taxes, water and sewer, rent of other occupied space and repair expenses. On September 2002, the landlord claimed other breaches of the Lease Agreement alleging an obligation of $932,000 under the lease and has demanded $750,000 to settle the disputes.  We have continued claims against the landlord and continue to occupy space at the leased premises. We have accrued amounts to cover current charges. Management does not believe that the outcome of these actions, individually or in the Aggregate, would have a material adverse effect on our financial statements.  In November 2003, we settled the claims with the landlord.  The accrual in the financial statements is sufficient to cover all outstanding obligations to the landlord.

We are currently involved as Plaintiff in a suit brought before the Circuit Court for Montgomery County, Maryland, presenting claims in connection with the  merger agreement under which Sherwood Brands acquired securities of Asher Candy Acquisition Corporation and agreed to sell securities in Sherwood Brands to prior shareholders of Asher Candy.  The complaint alleges that we were fraudulently induced to enter into the merger agreement on the basis of, among other things, material misrepresentations and omissions by the shareholders of Asher Candy.   We are seeking declaratory and injunctive relief and award of damages against the former shareholders of Asher Candy for violations of the merger agreement and for common law fraud and violations of applicable securities laws.  Pending resolution of the litigation, we have refused to honor the demand of the former shareholders for us to repurchase half of the shares issued to them at a price of $4.50 per share. Some of the shareholders have filed a counterclaim seeking $7.0 million in damages.  We believe that we have defenses to the counterclaim. There can be no assurance that we will not be a party to other litigation in the future.

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

SHERWOOD BRANDS, INC.

Date: December 12, 2003	/s/ Uziel Frydman
Chairman, President and Chief Executive Officer

Date: December 12, 2003	/s/ Christopher J. Willi
Chief Financial Officer and Secretary

Exhibit Index

Exhibit No.	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.