Form 10-Q
period 2004-01-31
SHERWOOD BRANDS INC
filed 2004-03-11
CIK 1053178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  January 31, 2004  Commission File Number:  1-14091

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

Yes ☐        No ☒

The number of shares outstanding of the registrant’s Class A Common Stock, $.01 par value per share, as of March 11, 2004 was 3,021,531. The number of shares outstanding of the registrant’s Class B Common Stock, $.01 par value per share, as March 11, 2004 was 1,000,000. The Class B Common Stock is not publicly traded.

Transitional Small Business Disclosure Format (check one):

Yes ☐        No ☒

SHERWOOD BRANDS, INC.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31, 2004	July 31, 2003
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$67,959	$227,352
Accounts receivable, less allowance of $239,000 and $92,000	4,211,597	899,230
Inventory	13,068,732	13,719,294
Income taxes receivable	1,020,428	1,020,379
Other current assets	566,634	578,155
Deferred taxes on income	614,000	614,000
Total current assets	19,549,350	17,058,410
Net property and equipment	6,671,537	7,129,227
Goodwill	2,001,330	2,001,330
Other assets	150,952	313,504
TOTAL ASSETS	$28,373,169	$26,502,471
Liabilities and Stockholders’ Equity
Current liabilities
Line of credit	$5,618,497	$6,260,264
Current portion of long-term debt	530,377	530,377
Current portion of subordinated debt	2,000,000	2,000,000
Current portion of capital lease obligation	15,718	15,718
Accounts Payable	6,471,219	6,257,145
Accrued expenses	1,052,255	1,325,891
Total current liabilities	15,688,065	16,389,395
Deferred taxes on income	464,000	464,000
Long-term debt	905,553	1,150,513
Obligations under capital lease	416,150	423,892
TOTAL LIABILITIES	17,473,768	18,427,800
Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, Class A, $.01 par value, 30,000,000 shares authorized, 3,018,476 and 3,003,476 shares issued and outstanding	30,185	30,035
Common stock, Class B, $.01 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in-capital	9,877,280	9,843,774
Retained earnings (deficit)	981,936	(1,809,138)

TOTAL STOCKHOLDERS’ EQUITY	10,899,401	8,074,671
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,373,169	$26,502,471

See accompanying summary of accounting policies and notes to consolidated financial statements

SHERWOOD BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Six Months Ended January 31,
	2004	2003	2004	2003

Net sales	$17,413,159	$19,390,601	$34,833,972	$37,852,813
Cost of sales	12,156,930	14,343,300	24,541,072	27,299,042
Gross profit	5,256,229	5,047,301	10,292,900	10,553,771
Selling, general and administrative expenses	2,494,317	2,748,809	4,725,834	5,312,509
Salaries and related expenses	1,056,186	1,283,401	2,119,168	2,458,409
Pre production costs	—	880,440	—	1,384,376
Total operating expenses	3,550,503	4,912,650	6,845,002	9,155,294
Income from operations	1,705,726	134,651	3,447,898	1,398,477
Other income (expense)
Interest income	41	233	60	2,492
Interest expense	(293,964)	(196,015)	(530,730)	(337,072)
Other (expense)income	(130,729)	(63,711)	(126,191)	(62,175)
Total other (expense)income	(424,651)	(259,493)	(656,861)	(396,755)
Income before provision for taxes on income	1,281,075	(124,842)	2,791,037	1,001,722
Provision for taxes on income	—	(46,977)	—	370,637
Net income	$1,281,075	$(77,865)	$2,791,037	$631,085
Net income per share-basic	$0.32	$(0.02)	$0.70	$0.16
-diluted	0.29	(0.02)	0.65	0.15
Weighted average shares outstanding-basic	4,011,900	3,993,476	4,007,688	3,993,476
-diluted	4,401,187	3,993,476	4,290,487	4,326,082

See accompanying summary of accounting policies and notes to consolidated financial statements.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six months ended January 31,
	2004	2003

Cash flows from operating activities
Net income	$2,791,037	$631,085
Adjustments to reconcile net income to net
Cash used in operating activities
Depreciation expense	494,673	446,253
Provision for inventory allowance	(298,995)	137,376
Provision for doubtful accounts	146,777	97,696
(Increase) decrease in assets
Accounts receivable	(3,444,144)	(4,160,925)
Income taxes receivable	—	—
Inventory	949,557	(160,925)
Other current assets	11,472	1,247,837
Other assets	162,552	(106,099)
Increase (decrease) in liabilities
Accounts payable	214,074	(842,097)
Accrued expenses	(273,599)	678,901

Net cash provided by (used in) operating activities	738,404	(2,030,898)

Cash flows from investing activities
Proceeds from sales of assets	142,750	—
Capital expenditures	(179,733)	(586,549)

Net cash used in investing activities	(36,983)	(586,549)

Cash flows from financing activities
Net (repayments) borrowings on line of credit	(641,767)	1,929,938
Proceeds from exercise of options	33,656	10,834
Borrowing on debt	—	350,000
Payments on long term debt	(252,702)	(153,889)

Net cash (used in) provided by financing activities	(875,814)	2,136,883

Net decrease in cash and cash equivalents	(159,393)	(408,564)

Cash and cash equivalents, at beginning of period	227,352	709,247

Cash and cash equivalents, at end of period	$67,959	$228,683

See accompanying summary of accounting policies and notes to consolidated financial statements

SHERWOOD BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.             BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Sherwood Brands, Inc., and its wholly-owned subsidiaries, Sherwood Brands, LLC, a Maryland limited liability company, Sherwood Brands of RI Inc., a Rhode Island corporation, Sherwood Brands Overseas, Inc., a Bahamas entity (“Overseas”), and Asher Candy, Inc., a Wyoming corporation (collectively referred to herein as, “we”, “our” “us” or, the “Company”). All material inter-company transactions and balances have been eliminated in consolidation.

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

2.             ORGANIZATION AND DESCRIPTION OF BUSINESS

Sherwood Brands, Inc. (the “Company”) was incorporated in December 1982 in the state of North Carolina. Sherwood Brands, Inc. is engaged in the manufacture, marketing and distribution of a diverse line of brand name candies, cookies, chocolates and gifts. The Company manufactures and purchases; lollipops, biscuits and assembles seasonal gift items including gift baskets for Christmas, Valentines Day and Easter. The Company’s principal branded products include COWS(TM) butter toffee candies, DEMITASSE(R) biscuits, RUGER(R) wafers, SMILE POPS(R) lollipops, STRIP-O-POPS(R) lollipops and ELANA(R) chocolates, SOUR FRUIT BURST(TM) fruit-filled hard candies and PIRATE’S GOLD COINS(R) milk chocolates. The Company’s marketing strategy, including its packaging of products, is designed to maximize freshness, taste and visual appeal, and emphasizes highly distinctive, premium quality products that are sold at prices that compare favorably to those of competitive products. The Company operates in the confectionery industry and aligns its operations into three business segments for management to measure financial performance by product type.  The Company’s business segments are (i) Manufactured Candy, (ii) Purchased Candy and (iii) Gift Items.

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

Sherwood Brands of RI, Inc. is a wholly owned subsidiary of Sherwood Brands, Inc. that was incorporated in September 1998 in the state of Rhode Island. Sherwood Brands of RI, Inc. d/b/a E. Rosen Company manufactures hard candies and jelly beans and assembles and markets gift items and baskets to chains such as Wal-Mart, Kmart and CVS.

Sherwood Acquisition Corporation, a wholly-owned subsidiary of the Company, was incorporated in April 2002 in the state of Wyoming. On May 1, 2002, Sherwood Acquisition merged with and into Asher Candy Acquisition Corporation, a Wyoming corporation. Asher Candy Acquisition Corporation is a manufacturer of candy canes and other hard candies under the “Asher” name. The surviving corporation of the merger is Asher Candy Acquisition Corporation, which has changed its name to Asher Candy, Inc.

3.             INTERIM FINANCIAL INFORMATION

The financial information as of January 31, 2004 and for the three and six months ended January 31, 2004 and 2003 is un-audited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

4.             INVENTORY

Inventory consists of raw materials, packaging materials, components used in assembly, work- in- process and finished goods and is stated at the lower of cost or market. Cost is determined by the FIFO (first-in, first-out) method.

Inventory consists of the following:

	January 31 2004	July 31 2003
	(unaudited)	(audited)
Raw materials and ingredients	$404,958	$423,497
Components used in assembly	3,075,405	1,496,166
Packaging materials	3,696,329	2,936,702
Work-in-process	512,804	648,539
Finished product	6,223,951	9,358,100

	13,913,447	14,863,004
Less reserve for inventory obsolescence	(844,715)	(1,143,710)
	$13,068,732	$13,719,294

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

7.             STOCK COMPENSATION OF STOCK OPTIONS

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123”), but it continues to measure compensation cost for the stock options using the intrinsic value method prescribed by APB Opinion No. 25. As allowable under SFAS 123, the Company used the Black-Scholes method to measure the compensation cost of stock options granted.  The Company did not grant any stock options to employees in the period ended January 31, 2004 or 2003.

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

If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated in the following table:

	For the three months ended January 31,
	2004	2003
Net Income/(loss)
As Reported	$1,281,075	$(77,865)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	26,000	37,000

Pro Forma net income (loss)	1,255,075	(114,865)
Basic Income/(loss) per Common Share:
As Reported	$0.32	$(0.02)
Pro Forma	0.31	(0.03)
Diluted income/(loss) per Common Share:
As reported	$0.29	$(0.02)
Pro Forma	0.28	(0.03)

	For the six months ended January 31,
	2004	2003
Net Income/(loss)
As Reported	$2,791,037	$631,085

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	52,000	74,000

Pro Forma net income (loss)	2,739,037	557,085
Basic Income/(loss) per Common Share:
As Reported	$0.70	$0.16
Pro Forma	0.68	0.14
Diluted income/(loss) per Common Share:
As reported	$0.65	$0.14
Pro Forma	0.64	0.13

8.             EARNINGS PER SHARE

Earnings per share is based on weighted average number of shares of common stock and dilutive common stock equivalents outstanding.  Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.  The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three and six months ended January 31, 2004 and January 31, 2003, except for the three months ended January 31, 2003, where the common stock equivalents outstanding were anti dilutive:

For the three months ended January 31, 2004	Income	Shares	Per Share Amount

Basic earnings per share
Income available to common shareholders	$1,281,075	4,011,900	$0.32
Effect of dilutive stock options		389,287
Dilutive earnings per share	$1,281,075	4,401,187	$0.29

For the six months ended January 31, 2004	Income	Shares	Per Share Amount

Basic earnings per share
Income available to common shareholders	$2,791,037	4,007,688	$0.70
Effect of dilutive stock options		282,799
Dilutive earnings per share	$2,791,037	4,290,487	$0.65

For the six months ended January 31, 2003	Income	Shares	Per Share Amount

Basic earnings per share
Income available to common shareholders	$631,085	3,993,476	$0.16
Effect of dilutive stock options		332,606
Dilutive earnings per share	$631,085	4,326,082	$0.15

9.             CONTINGENCIES

The Company is, from time to time, involved in litigation incidental to the conduct of its business. The Company is currently involved in several actions.  In particular, the Company’s landlord at its Rhode Island facility named the Company as a defendant in an action seeking security for claims relating to the lease agreement. The Company deposited $180,000 with the registry of the court relating to claims for payment of real estate taxes, water and sewer, rent of other occupied space and repair expenses. In September 2002, the landlord claimed other breaches of the lease agreement, alleging an obligation of $932,000 under the lease and demanded $750,000 to settle the disputes. The Company has claims against the landlord it is pursuing and continues to occupy space at the leased premises. The Company has accrued amounts to cover current charges.  In November 2003, the Company settled its claims with the landlord.  The accrual reflected in the financial statements was sufficient to cover all outstanding obligations to the landlord.

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

10.          LICENSING AGREEMENTS

During the six months ended January 31, 2004, the Company entered into two licensing agreements to incorporate products into gift sets. The Company now has a total of seventeen licensing agreements. The royalty rates for such licenses are from 2% to 15% of net sales and expire in range of two to three years.

The products to be incorporated into the Company’s gift set items is during the Christmas holiday season and are effective on the selling season of January 2004. The Company paid $7,500 in advance fee for rights to incorporate products into its gift set items. These advance fees will be offset against any amounts due on royalties. There are minimum guaranteed license fees under these agreements. The Company incurred $563,000 in royalty expense for the three months ended January 31, 2004 and $776,000 for the six months ended January 31, 2004. There were no royalty expenses for the three and six months ended January 31, 2003. The Company is currently pursuing other licenses with similar terms and conditions.

11.          CREDIT FACILITY

During the quarter ended January 31, 2004, the Company was in compliance with its business and financial covenants under its credit facility relating to the fixed charge coverage ratio. Management believes the Company will continue to be in compliance with the covenants for the remainder of 2004.

12.          CONCENTRATION OF CREDIT RISK AND EXPORT SALES

The Company has a variety of customers, including mass merchandisers, drug stores and grocery stores throughout the United States and abroad. For the six months ended January 31, 2004, three customers accounted for approximately 27%, 9% and 9% of the Company’s net sales. For the six months ended January 31, 2003 the same three customers accounted for approximately 14%, 11% and 9% of the Company’s total net sales.  The Company had sales to customers in Canada which represent 0.87% and 0.23% of net sales for the six months ended January 31, 2004 and 2003, respectively.

13.          OPERATING SEGMENTS

The Company operates in the confectionery industry and aligns its operations into three business segments for management reporting purposes. These segments are based on product type. This alignment allows management to measure financial performance by product type. The Company’s business segments are (i) Manufactured Candy and Cookies, (ii) Purchased Candy and Cookies and (iii) Purchased Gift Items. The Company reports these as reportable segments in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

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

	Three Months ended January 31, 2004
	Manufactured Candy	Purchased Candy	Gift Items	Other	Consolidated Total

Total revenue	$1,503,945	$11,480,884	$4,428,330	$—	$17,413,159
Gross margin	(1,021,601)	4,741,773	1,536,057	—	5,256,229
Interest expense	141,103	107,055	45,806	—	293,964
Segment assets	9,990,158	5,693,237	11,387,509	1,302,265	28,373,169
Depreciation and amortization	203,410	—	34,171	8,648	246,229

	Three Months ended January 31, 2003
	Manufactured Candy	Purchased Candy	Gift Items	Other	Consolidated Total

Total revenue	$5,501,797	$6,944,300	$6,944,504	$—	$19,390,601
Gross margin	(1,031,602)	3,451,564	2,627,339	—	5,047,301
Interest expense	94,087	71,384	30,544	—	196,015
Segment assets	9,968,904	9,488,182	14,083,817	454,823	33,995,726
Depreciation and amortization	187,347	—	25,560	10,425	223,332

	Six Months ended January 31, 2004
	Manufactured Candy	Purchased Candy	Gift Items	Other	Consolidated Total

Total revenue	$7,107,320	$19,783,196	$7,943,456	$—	$34,833,972
Gross margin	(933,804)	8,543,348	2,683,356	—	10,292,900
Interest expense	254,751	193,280	82,699	—	530,730
Segment assets	9,990,158	5,693,237	11,387,509	1,302,265	28,373,169
Depreciation and amortization	376,101	—	68,056	50,516	494,673

	Six Months ended January 31, 2003
	Manufactured Candy	Purchased Candy	Gift Items	Other	Consolidated Total

Total revenue	$15,662,900	$13,050,801	$9,139,112	$—	$37,852,813
Gross margin	1,146,003	6,078,006	3,329,762	—	10,553,771
Interest expense	161,795	122,754	52,523	—	337,072
Segment assets	9,968,904	9,488,182	14,083,817	454,823	33,995,726
Depreciation and amortization	347,129	—	51,132	47,992	446,253

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

The loss of a significant customer could have an adverse effect on our business. We are dependent on a limited number of customers for a significant portion of our revenues. Sam’s Club, Big Lots and Wal-Mart accounted for approximately 9%, 9% and 27%, respectively, of our sales for the six months ended January 31, 2004 and for the six months ended January 31, 2003 Sam’s Club, Big Lots and Wal-Mart accounted for approximately 14%, 11% and 9%, respectively. We do not maintain agreements with our customers and sell products pursuant to purchase orders placed from time to time in the ordinary course of business. The loss of a significant customer could have an adverse effect on our business.

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

We depend on our trademarks. We hold United States trademark registrations for the “ELANA,” “RUGER”, “TONGUE TATTOO”, “STRIP-O-POP”, “SMILE POPS” and “demitasse” names, and have filed applications to register certain other names, including “COWS,” and use other names for which we have not applied for registration. We believe that our rights to these names are a significant part of our business and that our ability to create demand for our products is dependent to a large extent on our ability to exploit these trademarks. Our failure to protect our trademarks and other intellectual property rights could negatively impact the value of our brand names. We have requested some of our marks in countries other than the U.S. and may apply for additional registration as appropriate.

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

We face various risks relating to foreign manufacturing. During the three months ended January 31, 2004 and 2003, approximately 66% and 36%, respectively, of our products were manufactured in foreign countries. During the six months ended January 31, 2004 and 2003, approximately 57% and 34%, respectively, of our products were manufactured in foreign countries. We have been and will continue to be subject to risks associated with the manufacture of products in foreign countries, primarily in Argentina, Austria, Belgium, China and Holland. These risks include material shipping delays, fluctuations in foreign currency exchange rates, customs duties, tariffs and import quotas and international political, regulatory and economic developments. We assume the risk of loss, damage or destruction of products when shipped by a manufacturer. Because we pay for some of our products manufactured outside the United States in foreign currencies, any weakening of the United States dollar in relation to relevant foreign currencies, could result in significantly increased costs to us. In addition, some products manufactured overseas are subject to import duties. Deliveries of products from our foreign manufacturers could also be delayed or restricted by the future imposition of quotas. If quotas were imposed, it is possible that we would not be able to obtain quality products at favorable prices from domestic or other suppliers whose quotas have not been exceeded by the supply of products to their existing customers.

We are subject to government regulation. We are subject to extensive regulation by the United States Food and Drug Administration, the United States Department of Agriculture and by other state and local authorities in jurisdictions in which our products are manufactured or sold. Among other things, these regulations govern the importation, manufacturing, packaging, storage, distribution and labeling of our products, as well as sanitary conditions and public health and safety. Applicable statutes and regulations governing our products include “standards of identity” for the content of specific types of products, nutritional labeling and serving size requirements and general “Good Manufacturing Practices” with respect to manufacturing processes. Our facilities and products are subject to periodic inspection by federal, state and local authorities. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions.

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

Our President and Chief Executive Officer controls our company. Mr. Uziel Frydman, President and Chief Executive Officer, owns 400,000 shares of Class A Common Stock (with a right to acquire an additional 202,984 upon the exercise of options) and 1,000,000 shares of Class B Common Stock, representing, in the aggregate, approximately 38% of the outstanding Common Stock of our company and 76% of the voting control of our company, assuming that all of the warrants are exercised. Accordingly, Mr. Frydman will be able to direct the election of all of our company’s directors, increase the authorized capital, dissolve, merge or sell the assets of our company, and generally direct the affairs of our company. In addition, the level of control exercised by Mr. Frydman may discourage investors from purchasing our Common Stock.

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

For the six months ended January 31, 2004 and for the year ended July 31, 2003, we had a total of seventeen licensing agreements to incorporate our products into gift sets and to manufacture candies and wafers.  Two of these agreements were signed during the six months ended January 31, 2004, nine of these agreements were signed during the fiscal year ended July 31, 2003 and six of these agreements were signed during the fiscal year ended July 31, 2002. The royalty rates for these licensing agreements range from 2% to 15% of net sales and expire within two to three years. The products to be incorporated into our gift set items are primarily for the first quarter and Easter selling season. We have also entered into a licensing agreement to produce everyday candies and wafers. We paid $262,000 in advance fees for the rights under the licensing agreements. These advance fees were offset against any amounts due on royalties. There were no other minimum license fees under these licensing agreements. For the three months ended January 31, 2004, we incurred $563,000 in royalties and for the six months ended January 31, 2004, we incurred $776,000 in royalties. We are currently pursuing other licensing agreements with similar terms and conditions. We expect the greatest impact from these agreements will occur in the fiscal year ending July 31, 2004.

Our Rhode Island manufacturing facility, which occupied five stories in an old building, closed on May 31, 2002. All the production equipment, together with the electrical, piping, steam and air-conditioning were disassembled and transferred to our expanded Chase City, Virginia facility. This 75,000 square feet facility, with an additional 25,000 square feet from a recent expansion, and the 73,000 square foot facility at Keysville, Virginia (about 20 miles from Chase City, Virginia), is now the single manufacturing and distribution facility operating under one plant management for all products produced at the Chase City facility

Christmas and Easter gift sets and baskets are distributed at the Rhode Island and Massachusetts facilities. We source product for these gift sets and baskets primarily from the Pacific Rim. We are continually looking to further reduce costs by more efficient sourcing on our gift set and gift baskets items through other overseas suppliers.

We did not exercise the option to extend the term of the lease on our office and assembly facility in Rhode Island and we plan to vacate the location on March 31, 2004.  After March 31, 2004, our New Bedford, Massachusetts facility together with a planned West Coast assembly and distribution facility will be utilized to improve our shipping costs and assembly of our products.  There is no facility or commitments at this time relating to the West Coast facility.

Environmental Factors Affecting the Performance in the Quarter Ended October 31, 2002.

On September 30, 2002, 29 west coast ports were shut down abruptly and remained closed as contract negotiations between dock-workers and shipping companies broke off negotiations for new contracts. The shut down occurred during our peak inventory shipping period for orders for the holiday season. In mid-October 2002, the President of the United States of America signed an order under the Taft-Hartley Act to reopen the ports and put a moratorium on the strike for 60 days. The shut down had an effect on our first quarter of shipments to our customers. A large portion of containers, which were to be received, remained either at ports or on shipping vessels on the water. In addition, empty containers were not brought back to ports in the Pacific Rim, which we needed to move some of our other products.  In mid-October 2002, our inventory began to be released for shipment to our facility in New Bedford, Massachusetts. A slow down by the long shore-men on shipping products was still prevalent. Our revenues for the three months ended October 31, 2002 were impacted by the shut down and resulted in a delay of approximately $6.0 million in sales.  Approximately $3.5 million in inventory was shipped out during the second quarter and approximately $1.5 million of the inventory was shipped during the first and second quarters of fiscal year 2004. We shipped $0.5 million of this inventory in the quarter ended October 31, 2003 and $1.0 million of this inventory was shipped in the quarter ended January 31, 2004.

Results of Operations

Three Months Ended January 31, 2004 and 2003

Net sales for the three months ended January 31, 2004 and 2003 were $17.4 million and $19.4 million respectively, a decrease of 10.2%, or $2.0 million.  The decline in net sales was due to lower sales of manufactured candy of approximately $4.0 million and a decrease of $2.5 million on sales of gift items which were partially offset by the increased sales of purchased candy of $4.5 million. Wal-Mart, Dollar General and Dollar Tree accounted for approximately 48%, 7% and 6%, respectively, of sales for the three months ended January 31, 2004. Sam’s Club, Wal-Mart and Dollar General accounted for approximately 20%, 10% and 10%, respectively, of sales for the prior year’s comparable period.

Net sales for each of our business segments was as follows:

Net sales of Manufactured Candy decreased to $1.5 million for the three months ended January 31, 2004 from $5.5 million for the three months ended January 31, 2003.  The $4.0 million decrease was attributable to a $1.5 million decline in sales of our manufactured candy canes, a $0.9 million decline in sales of our manufactured items for Valentine's Day, a $0.6 million decline in in sales of Kastins Christmas candy and a $1.0 million decline in our sales of Cows products. The decline is due to a shift in our focus toward purchasing products rather than manufacturing.  Therefore, there will be a continuing decline in sales of manufactured candy.

Net sales of Purchased Candy increased to $11.4 million for the three months ended January 31, 2004 from $6.9 million for the three months ended January 31, 2003. The $4.5 million increase was attributable to $1.2 million increase in the sale of purchased candy canes, a $0.4 million increase in the sales of purchased cows and a $2.9 million increase in the sales of purchased gift items, which had been assembled at our New Bedford, Massachusetts facility in the prior fiscal year.

Net sales of Gift Items decreased to $4.4 million for the three months ended January 31, 2004 from $6.9 million for the three months ended January 31, 2003.  The $2.5 million decrease was attributable to a $2.1 million decrease in sales of Easter assembled goods, of which, the $2.1 million relates to firm orders scheduled to be shipped in the second quarter but delayed until the third quarter of 2004 and a $0.4 million decrease in the sales of Valentine's Day gift items .

Gross margins increased to $5.2 million for the three months ended January 31, 2004 from $5.0 million for the three months ended January 31, 2003, and increased to 30.2% from 26.0% as percent of sales, respectively.

Gross margins for each of our business segments were as follows:

Gross margins on our Manufactured Candy decreased to ($1.02 million) from ($1.03 million) for the three months ended January 31, 2004 and 2003, and from (18.1%) to (68.0%) as a percent of sales, respectively.  The decrease was mainly attributable to $100,000 of increased labor costs and overhead expenses at our manufacturing plant in New Hyde Park, New York.

Gross margins for our Purchased Candy increased to $4.7 million from $3.4 million for the three months ended January 31, 2004 and 2003, and to 49.3% from 40.9% as a percent of sales, respectively. The $1.3 million increase was primarily due to purchased pre-packed assembled gift items that were not assembled in our New Bedford, Massachusetts facility and better pricing of purchased candy from our third party overseas suppliers.

Gross margins on our Gift Items decreased to $1.5 million from $2.6 million for the three months ended January 31, 2004 and 2003, and to 37.7% from 34.1% as a percent of sales, respectively.  The $1.1 million decrease was primarily due to the shipment delays on firm orders for our Easter gift baskets.

During the three months ended January 31, 2004 and 2003, selling, general and administrative expenses decreased to $2.5 million from $2.7 million, respectively, and increased to 14.3% from 14.2% as a percent of sales, respectively. The $0.2 million decrease was attributable to $148,000 in travel expenses, $238,000 of shipping and carrier costs, $70,000 in legal expenses, $39,000 in public relations expenses, $51,000 in trade show expenses, $20,000 in building rental costs, $14,000 of pre-employment costs, $ 16,000 of consulting expenses and $7,000 in property insurance expenses.  The decreased expenses were partially offset by a $403,000 increase in commissions.

We had no pre-productions startup costs during the three months ended January 31, 2004 compared to $880,440 during the three months ended January 31, 2003.  In the fourth quarter of the fiscal year ended July 31, 2002, we reduced the number of employees and changed the scope of operations at our Chase City, Virginia facility eliminating the need for continued training costs for new employees at the facility.

Salaries and related expenses decreased to $1.1 million for the three months ended January 31, 2004, from $1.3 million for the three months ended January 31, 2003, or 6.1% from 6.6%, respectively, as a percent of sales. This decrease resulted from a decline of approximately $0.2 million in our overhead due to our reorganization effort in the fourth quarter of the fiscal year ended July 31, 2003.

As a result of the foregoing, operating expenses decreased to $3.5 million for the three months ended January 31, 2004 from $4.9 million for the three months ended January 31, 2003 and decreased to 20.3% from 25.3%, respectively, as a percent of sales.

Income from operations for the three months ended January 31, 2004 was $1.7 million as compared to a loss of $0.01 million for the prior year’s comparable period. A majority of the increase resulted from the decrease in pre production start up costs of approximately $0.9 million and other expenses explained in results from operating expenses.

Interest income decreased to $41 for the three months ended January 31, 2004 from $233 for the three months ended January 31, 2003 as reserves declined. For the three months ended January 31, 2004, interest expense increased to $293,964 from $196,015 for the three months ended January 31, 2003 due to an increase in our term debt financing of $1.3 million associated with the merger with Asher Candy and interest on the subordinated debt instrument we entered into during the fiscal year ended July 31, 2003.

Other expenses increased to $130,729 for the three months ended January 31, 2004 from $63,711 for the three months ended January 31, 2003 due to $136,000 of realized losses on foreign exchange transactions which was partially offset by $3,000 in gains on sales of assets at our Chase City facility.

The income tax rate utilized on an interim basis is based on our estimate of the effective income tax rate for the fiscal year ending July 31, 2004. We have a net operating loss carry forward which management believes will offset all taxable income generated in fiscal year 2004.  Therefore, we estimated our effective tax rate at 0%.

Six Months Ended January 31, 2004 and 2003

Net sales for the six months ended January 31, 2004 and 2003 were $34.8million and $37.8 million respectively, a decrease of 7.9%, or $3.0 million.  The decline in net sales was due to lower sales of manufactured candy of approximately $8.5 million offset by increases in sales of purchased candy of $6.7 million and a decrease of $1.2 million on sales of gift items. Wal-Mart, Dollar General and Big Lots accounted for approximately 27%, 9% and 9%, respectively, of sales for the six months ended January 31, 2004. Sam’s Club, Big Lots and Dollar Tree accounted for approximately 14%, 11% and 9%, respectively, of sales for the prior year’s comparable period.

Net sales for each of our business segments was as follows:

Net sales of Manufactured Candy decreased to $7.1 million for the six months ended January 31, 2004 from $15.6 million for the six months ended January 31, 2003.  The $8.5 million decrease was primarily due to a decline of $3.6 million of sales of manufactured candy canes, a $1.1 million decline in sales of our manufactured items for Valentine's Day, a $0.6 million decline in sales of our manufactured items for Halloween, a $0.3 million decline in sales of our manufactured items for Christmas, $1.3 million decline in Kastins Christmas candy and a $1.6 million decline in sales of our Cows products.  The decline is due to a shift in our focus toward purchasing products rather than manufacturing.  Therefore, there will be a continuing decline in sales of manufactured candy.

Net sales of Purchased Candy increased to $19.8 million for the six months ended January 31, 2004 from $19.8 million for the six months ended January 31, 2003. The $6.8 million increase was primarily due to $1.7 million increase in the sale of purchased candy canes, a $0.6 million increase in the sales of purchased Cows products and a $4.5 million increase in the sales of purchased gift items, which had been assembled at our New Bedford, Massachusetts facility in the prior fiscal year.

Net sales of Gift Items decreased to $7.9 million for the six months ended January 31, 2004 to $9.1 million for the six month period ended January 31, 2003.  The $1.2 million decrease was primarily a result of a $1.1 million decrease in sales of Easter assembled goods,  $1.1 million of which relates to firm orders scheduled to be shipped in the second quarter but delayed until the third quarter of 2004 and a $0.1 million decrease in sales of Valentines gift items.

Gross margins decreased to $10.2 million for the six months ended January 31, 2004 from $10.5 million for the six months ended January 31, 2003, and increased to 29.5% from 27.8% as percent of sales, respectively.

Gross margins for each of our business segments were as follows:

Gross margins on our Manufactured Candy decreased from $1.1 million to ($0.9 million) for the six months ended January 31, 2003 and 2004, respectively.  The decrease was mainly attributable to increased labor costs and overhead expenses at our manufacturing plant in New Hyde Park, New York and decreased sales of Candy Canes.

Gross margins for our Purchased Candy increased from $6.1 million to $8.5 million for the six months ended January 31, 2003 and 2004, respectively or 46.6% and 42.9% as a percent of sales, respectively. The increase was primarily due to purchased pre-packed assembled gift items that were not assembled in our New Bedford, Massachusetts facility and better pricing of purchased candy from our third party overseas suppliers.

Gross margins on our Gift Items decreased from $3.3 million to $2.7 million for the six months ended January 31, 2003 and 2004, respectively or 36.3% and 34.2% as a percent of sales, respectively.  The decrease was due primarily due to the shipment delays on firm orders for our Easter gift baskets which will be shipped in the third quarter 2004.

During the six months ended January 31, 2004 and 2003, selling, general and administrative expenses decreased to $4.7 million from $5.3 million, respectively, and decreased to 13.6% from 14.0% as a percent of sales, respectively. The decrease was largely due to $247,000 in travel expenses, $308,000 of shipping and carrier costs, $77,000 legal expense,  $61,000 trade show expense, $75,000 advertising expense, $60,000 on courier expense, $61,000 in building rental costs, $26,000 of pre-employment costs, $47,000 of professional expense, $35,000 telephone expense and $75,000 in property insurance expenses, which was offset by $472,000 increase in commissions.

Pre-productions startup costs decreased to $0 during the six month ended January 31, 2004 compared to $1,384,376 from the six months ended January 31, 2003 period.  In the fourth quarter of fiscal year ended July 31, 2002, we reduced the level of employees and the scope of operations eliminating the need for continued training costs for new employees at our Chase

City, Virginia facility.

Salaries and related expenses decreased to $2,119,168 for the six months ended January 31, 2004, from $2,458,409 for the six months ended January 31, 2003, or 6.1% from 6.5%, respectively, as a percent of sales. This decrease resulted from a approximate decline of $339,000 in our overhead due to our reorganization effort in the fourth quarter of the fiscal year ended July 31, 2003.

As a result, operating expenses for the six months ended January 31, 2004 decreased to $6.8 million from $9.2 million for the six months ended January 31, 2003 and decreased to 19.6% from 24.1%, respectively, as a percent of sales.

Income from operations for the six months ended January 31, 2004 was $3.4 million as compared to income of $1.4 million for the prior year’s comparable period. Most of the increase resulted from the decrease in pre production start up costs of approximately $1.4 million and other expense explained in results from operating expenses.

For the six months ended January 31, 2004, interest income decreased to $60 from $2,492 for the six months ended January 31, 2003 as reserves declined. For the six months ended January 31, 2004, interest expenses increased to $530,730 from $337,072 for the six months ended January 31, 2003 due to an increase in our term debt financing of $1.3 million associated with the merger with Asher Candy and interest on the subordinated debt instrument we entered into during the fiscal year ended July 31, 2003.

For the six months ended January 31, 2004, other expenses increased to $126,191 from $62,175 for the three months ended January 31, 2003 due to $27,000 of realized losses on foreign exchange transactions, $51,000 non operating expenses and $14,000 in gains on sales of assets at the Chase City facility.

The income tax rate utilized on an interim basis is based on the Company’s estimate of the effective income tax rate for the fiscal year ending July 31, 2004. The Company has a net operating loss carry forward which management believes will offset all taxable income generated in fiscal year 2004.  Therefore, the Company estimated its effective tax rate at 0%.

Liquidity and Capital Resources

Our primary cash requirements have been to fund the purchase, manufacture and commercialization of our products. We finance our operation and manufacturing with cash flow from operations and bank financing. Our working capital at January 31, 2004 and July 31, 2003 was $3,861,285 and $669,015, respectively.

Net cash provided in operating activities for the six months ended January 31, 2004 was $738,404 and the six months ended January 31, 2003 net cash used was ($2,030,898), respectively. The increase in cash provided by operating activities was due primarily to decreases in accounts receivable and accounts payable, which were offset by the increase in net income, inventory and accrued expenses.

Net cash used in investing activities for the six months ended January 31, 2004 and 2003, decreased to $36,983 from $586,549, respectively, primarily due to decreased capital improvements for the manufacturing operations in our Chase City, Virginia facility and the proceeds from the sale of assets.

Net cash provided by and (used in) financing activities for the six months ended January 31, 2004 and 2003, was ($875,814) and $2,136,883, respectively.  This decrease was primarily due to decreased reliance on borrowings under our line of credit to finance working capital needs for seasonal materials.  The borrowings for the period ended January 31, 2004 were approximately $5,618,497 as compared to $6,260,264 for the prior years comparable period.  We have $14,381,503 of our $20,000,000 line of credit available to meet additional seasonal needs to purchase and manufacture inventory subject to availability of accounts receivable and inventory.

Principal payments for our long-term debt for the six months ended January 31, 2004, were $252,702. We believe that cash provided by operations will be sufficient to finance our operations and fund debt service requirements.

Schedule of Contractual Obligations

		Payments Due by Period
Contractual Obligation	Total	Less Than 1 year	1-3 years	After 4 years
Long-Term Debt	$1,435,930	$530,377	$624,220	$281,333
Subordinated Debt	2,000,000	2,000,000	—	—
Capital Lease Obligation	431,868	15,718	53,215	362,935
Operating Leases	1,270,247	347,729	597,189	325,329
Total Contractual Obligation	$5,138,045	$2,893,824	$1,274,624	$969,597

Schedule of Commercial Commitments

		Amount of Commitment expiration per period
Commercial Commitments	Total	Less Than 1 year	1-3 years	After 4 years
Line of Credit (*)	$20,000,000	$20,000,000	—	—
Total Commercial Commitments	$20,000,000	$20,000,000	—	—

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

As a result of our variable rate line of credit, we are exposed to the risk of rising interest rates. Our $20,000,000 line of credit had an interest rate ranging from 4.11% to 4.12% for the six months ended January 31, 2004. Our long-term debt is at variable market tax exempt rates, which exposes us to fluctuations in the market. However, since the rate is based on the tax exempt rate, it is below the market rate.

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

We provide an allowance for un-collectible accounts receivable based on experience. We consider the following factors in developing an estimate of our allowance for non-payment and the overall economic environment. Although it is reasonably possible that management’s estimate of un-collectible accounts could change in the near future, management is not aware of any events that would result in a change to its estimates which would be material to our financial position or results from operations. For the quarter ended January 31, 2004, we had an allowance for doubtful accounts of approximately $239,000.

We provide an allowance for slow moving inventory based on experience and aging of products. We consider the following factors in developing an estimate of our allowance for non-moving of inventory and the overall economic environment. Although it is reasonably possible that management’s estimate of slow moving inventory could change in the near future, management is not aware of any events that would result in change to its estimates which would be material to our financial position or results from operations. For the quarter ended January 31, 2003, we had an allowance for slow moving inventory of approximately $844,715.

Goodwill represents the excess of consideration over the net assets acquired resulting from acquisitions of companies accounted for by the purchase method. We utilize the annual evaluation as required by SFAS 142. At each Balance Sheet date, management evaluates the recoverability of the goodwill and reviews goodwill and other long-lived assets for impairment. As of January 31, 2003 there was no impairment loss.

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

PART II OTHER INFORMATION

Item 1.        Legal Proceedings

We are from time to time involved in litigation incidental to the conduct of our business. We were a plaintiff in an action with the landlord at our Rhode Island facility. The landlord sought security for its claims relating to the lease agreement.  We deposited $180,000 with the registry of the court on allegation relating to amounts sought for payment of real estate taxes, water and sewer, rent of other occupied space and repair expenses. On September 2002, the landlord claimed other breaches of the lease agreement alleging an obligation of $932,000 under the lease and has demanded $750,000 to settle the disputes.  We have continued claims against the landlord and continue to occupy space at the leased premises. We have accrued amounts to cover current charges. Management does not believe that the outcome of these actions, individually or in the Aggregate, would have a material adverse effect on our financial statements.  In November 2003, we settled the claims with the landlord.  The accrual in the financial statements was sufficient to cover all outstanding obligations to the landlord.

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

Our Annual Meeting of Shareholders (the “Meeting”) was held on January 6th, 2004.

The only matters voted on at the Meeting consisted of the following;

The election of five members to our Board of Directors. The name of each nominee for the election and the number of shares voted and withheld for such nominee, as well as the number of broker non- votes with respect to such matters, are set forth below:

NAME	FOR		WITHHELD	NON-VOTES
Uziel Frydman	9,702,112	*	33,869	275,580
Amir Frydman	9,702,112	*	33,869	275,580
Douglas A. Cummins	9,702,112	*	33,869	275,580
Kenneth J. Lapiejko	9,702,112	*	33,869	275,580
Guy M. Bynn	9,702,112	*	33,869	275,580

* Includes 1 million shares of our Class B Common Stock which are entitled to carry seven votes per share.

Item 6.        Exhibits and Reports on Form 8-K

(a)           Exhibits

31.1         Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHERWOOD BRANDS, INC.

Date: March 11, 2004	/s/ Uziel Frydman
Chairman, President and Chief Executive Officer

Date: March 11, 2004	/s/ Christopher J. Willi
Chief Financial Officer and Secretary

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.