Form 10-Q
period 2004-04-30
SHERWOOD BRANDS INC
filed 2004-06-14
CIK 1053178

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  April 30, 2004

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

Yes ☐        No ☒

The number of shares outstanding of the registrant’s Class A Common Stock, $.01 par value per share, as of  June 11, 2004 was 3,033,476. The number of shares outstanding of the registrant’s Class B Common Stock, $.01 par value per share, as June 11 , 2004 was 1,000,000. The Class B Common Stock is not publicly traded.

SHERWOOD BRANDS, INC.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30, 2004	July 31, 2003
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$91,879	$227,352
Accounts receivable, less allowance of $232,000 and $92,000	3,279,174	899,230
Inventory	10,036,966	13,719,294
Income taxes receivable	1,502,489	1,020,379
Other current assets	593,128	578,155
Deferred taxes on income	346,000	614,000
Total current assets	15,849,636	17,058,410
Net property and equipment	6,435,684	7,129,227
Goodwill	2,001,330	2,001,330
Other assets	155,952	313,504
TOTAL ASSETS	$24,442,602	$26,502,471
Liabilities and Stockholders’ Equity
Current liabilities
Line of credit	$6,400,321	$6,260,264
Current portion of long-term debt	515,377	530,377
Current portion of subordinated debt	3,397,140	2,000,000
Current portion of capital lease obligation	15,718	15,718
Accounts payable	1,828,011	6,257,145
Accrued expenses	1,467,179	1,325,891
Total current liabilities	13,623,746	16,389,395
Deferred taxes on income	464,000	464,000
Long-term debt	730,402	1,150,513
Obligations under capital lease	412,192	423,892
TOTAL LIABILITIES	15,230,340	18,427,800
Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, Class A, $.01 par value, 30,000,000 shares authorized, 3,033,476 and 3,003,476 shares issued and outstanding	30,335	30,035
Common stock, Class B, $.01 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in-capital	9,893,380	9,843,774
Retained earnings (deficit)	(721,453)	(1,809,138)

TOTAL STOCKHOLDERS’ EQUITY	9,212,262	8,074,671
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,442,602	$26,502,471

See accompanying summary of accounting policies and notes to consolidated financial statements.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended		Nine Months Ended April 30,
	2004	2003	2004	2003

Net sales	$9,344,200	$9,482,412	$44,178,172	$47,335,225
Cost of sales	7,687,056	7,919,775	32,228,128	35,218,817
Write-down obsolescence inventory	—	2,192,005	—	2,192,005

Gross profit (loss)	1,657,144	(629,368)	11,950,044	9,924,403
Selling, general and administrative expenses	2,230,507	1,632,931	6,956,341	6,945,440
Salaries and related expenses	1,060,698	1,249,423	3,179,866	3,707,832
Pre production costs	—	405,838	—	1,790,214
Total operating expenses	3,291,205	3,288,192	10,136,207	12,443,486
(Loss) income from operations	(1,634,061)	(3,917,560)	1,813,837	(2,519,083)
Other income (expense)
Interest income	23	116	120	2,608
Interest expense	(246,049)	(126,893)	(776,778)	(463,965)
Other (expense)income	(28,727)	379,673	(154,918)	317,498
Total other (expense)income	(274,753)	252,896	(931,576)	(143,859)
(Loss) income before provision for taxes on income	(1,908,814)	(3,664,664)	882,261	(2,662,942)
Provision for taxes on income	(205,424)	(914,637)	(205,424)	(544,000)
Net income	$(1,703,390)	$(2,750,027)	$1,087,685	$(2,118,942)
Net income per share-basic	$(0.42)	$(0.69)	$0.27	$(0.53)
-diluted	(0.42)	(0.69)	0.25	(0.53)
Weighted average shares outstanding-basic	4,030,254	4,001,454	4,015,100	3,993,476
-diluted	4,030,254	4,001,454	4,352,607	3,993,476

See accompanying summary of accounting policies and notes to consolidated financial statements.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine months ended April 30,
	2004	2003

Cash flows from operating activities
Net income	$1,087,685	$(2,118,941)
Adjustments to reconcile net income to net
Cash used in operating activities
Depreciation expense	768,227	719,377
Gain on disposal of assets	(14,609)	—
Provision for inventory obsolescence	38,185	146,390
Provision for doubtful accounts	303,515	157,275
Deferred income taxes	268,000	—
(Increase) decrease in assets
Accounts receivable	(2,683,458)	(2,237,837)
Inventory	3,644,143	4,843,496
Other current assets	(14,973)	628,153
Income tax receivable	(482,110)	(544,000)
Other assets	157,513	(30,671)
Increase (decrease) in liabilities
Accounts payable	(4,429,133)	(714,693)
Accrued expenses	141,325	91,576
Income taxes payable	—	—
Net cash provided by (used in) operating activities	(1,215,690)	940,125

Cash flows from investing activities
Proceeds from sales of assets	142,750	—
Capital expenditures	(202,825)	(693,857)
Net cash used in investing activities	(60,075)	(693,857)

Cash flows from financing activities
Net borrowings (repayments) on line of credit	140,057	(996,390)
Proceeds from exercise of options	49,906	27,084
Borrowing on debt	—	350,000
Borrowing on subordinated debt	1,397,140	—
Payments on long term debt	(446,811)	(279,819)
Net cash (used in) provided by financing activities	1,140,292	(899,125)
Net decrease in cash and cash equivalents	(135,473)	(652,857)
Cash and cash equivalents, at beginning of period	227,352	709,247
Cash and cash equivalents, at end of period	$91,879	$56,390

See accompanying summary of accounting policies and notes to consolidated financial statements

SHERWOOD BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

	Common Stock				Accumulated	Other
	Class A		Class B		Additional Paid-	Retained	Comprehensive
	Shares	Amount	Shares	Amount	In Capital	Earnings	Income (Loss)	Total

Balance, July 31, 2004	3,003,476	$30,035	1,000,000	$10,000	$9,843,774	$(1,809,138)	$—	$8,074,671

Exercise of stock options	30,000	300	—	—	49,606	—	—	49,906

Net income (loss)	—	—	—	—	—	1,087,685		1,087,685

Balance April 30, 2004	3,033,476	$30,335	1,000,000	$10,000	$9,893,380	$(721,453)	$—	$9,212,262

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

3.                                      INTERIM FINANCIAL INFORMATION

The financial information as of April 30, 2004 and for the three and nine months ended April 30, 2004 and 2003 is un-audited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

4.                                      INVENTORY

Inventory consists of raw materials, packaging materials, components used in assembly, work- in- process and finished goods and is stated at the lower of cost or market. Cost is determined by the FIFO (first-in, first-out) method.  The decrease in the reserves was attributable to decreasing the obsolescence inventory during the nine months ended April 30, 2004.

Inventory consists of the following:

	April 30, 2004	July 31, 2003
	(unaudited)	(audited)
Raw materials and ingredients	$445,832	$423,497
Components used in assembly	927,873	1,496,166
Packaging materials	2,843,675	2,936,702
Work-in-process	297,303	648,539
Finished product	5,824,383	9,358,100

	10,339,066	14,863,004
Less reserve for inventory obsolescence	(302,100)	(1,143,710)

	$10,036,966	$13,719,294

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

The income tax rate utilized on an interim basis is based on the Company’s estimate of the effective income tax rate for the fiscal year ending July 31, 2004. The Company has a net operating loss carry forward which management believes will offset all taxable income generated in fiscal year 2004.  Therefore, the Company estimated its effective tax rate at 0%. During the quarter ended April 30, 2004, the Company had $473,424 of additional benefits as a result of amended returns filed with the Internal Revenue Service and State income tax. These refunds are partially offset by a change in deferred taxes of $268,000.

7.                                      STOCK COMPENSATION OF STOCK OPTIONS

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123”), but it continues to measure compensation cost for the stock options using the intrinsic value method prescribed by APB Opinion No. 25. As allowable under SFAS 123, the Company used the Black-Scholes method to measure the compensation cost of stock options granted .  The Company did not grant any stock options to employees in the quarters ended April 30, 2004 or April 30, 2003.

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

If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income (loss) and earnings per share would have been changed to the pro forma amounts indicated in the following table:

	For the three months ended April 30,
	2004	2003
Net income/(loss)
As reported	$(1,703,390)	$(2,750,027)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	26,000	37,000

Pro forma net income (loss)	(1,729,390)	(2,787,027)
Basic income/(loss) per common share:
As reported	$(0.42)	$(0.69)
Pro forma	(0.43)	(0.70)
Diluted income/(loss) per common share:
As reported	$(0.42)	$(0.69)
Pro forma	(0.43)	(0.70)

	For the nine months ended April 30,
	2004	2003
Net income/(loss)
As reported	$1,087,685	$(2,118,942)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	78,000	112,000

Pro forma net income (loss)	1,009,685	(2,230,942)
Basic income/(loss) per common share:
As reported	$0.27	$(0.53)
Pro forma	0.25	(0.56)
Diluted income/(loss) per common share:
As reported	$0.25	$(0.53)
Pro forma	0.23	(0.56)

8.                                      EARNINGS PER SHARE

Earnings per share is based on weighted average number of shares of common stock and dilutive common stock equivalents outstanding.  Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.  The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three and nine months ended April 30, 2004 and April 30, 2003, except for the three months ended April 30, 2003 and April 30, 2004 and the nine months ended April 30, 2003, where the common stock equivalents outstanding were anti-dilutive:

For the nine months ended April 30, 2004	Income	Shares	Per Share Amount

Basic earnings per share
Income available to common shareholders	$1,087,685	4,015,100	$0.27
Effect of dilutive stock options		337,507
Dilutive earnings per share	$1,087,685	4,352,607	$0.25

9.                                      CONTINGENCIES

The Company is, from time to time, involved in litigation incidental to the conduct of its business. The Company is currently involved in several actions.  In particular, the Company’s landlord at its Rhode Island facility named the Company as a defendant in an action seeking security for claims relating to the lease agreement. The Company deposited $180,000 with the registry of the court relating to claims for payment of real estate taxes, water and sewer, rent of other occupied space and repair expenses. In September 2002, the landlord claimed other breaches of the lease agreement, alleging an obligation of $932,000 under the lease and demanded $750,000 to settle the disputes. The Company had claims against the landlord it is pursuing. The Company had accrued amounts to cover current charges.  In November 2003, the Company settled its claims with the landlord.  The accrual reflected in the financial statements was sufficient to cover all outstanding obligations to the landlord.  The Company vacated the space on March 31, 2004.

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

10.                               LICENSING AGREEMENTS

During the nine months ended April 30, 2004, the Company entered into three licensing agreements to incorporate products into gift sets. The Company now has a total of eighteen licensing agreements. The royalty rates for such licenses are from 2% to 15% of net sales and expire in two to three years.

The products to be incorporated into the Company’s gift set items are products to be sold during the Easter holiday season and become effective on the selling season of January 2005. The Company paid $12,500 in advance fees for the rights to incorporate products into its gift set items. These advance fees will be offset against any amounts due on royalties. There are minimum guaranteed license fees under these agreements. The Company incurred $150,000 in royalty expense for the three months ended April 30, 2004 and $926,000 for the nine months ended April 30, 2004. There were no royalty expenses for the three and nine months ended April 30, 2003. The Company is currently pursuing other licenses with similar terms and conditions.

11.          CREDIT FACILITY

During the quarter ended April 30, 2004, the Company was not in compliance with it’s business and financial covenants under its credit facility relating to the fixed charge coverage ratio. Management believes the Company will not continue to be in compliance with its covenants for the remainder of 2004.  The Company is currently in discussions with its lender regarding the extension of the term of the credit facility. Currently the Company’s $18.0 million credit facility expires on June 13, 2004. Management believes it will have the renewed credit facility in place during the fourth quarter ending July 31, 2004.

12.          CONCENTRATION OF CREDIT RISK AND EXPORT SALES

The Company has a variety of customers, including mass merchandisers, drug stores and grocery stores throughout the United States and abroad. For the nine months ended April 30, 2004, three customers accounted for approximately 28%, 9% and 7% of the Company’s net sales. For the nine months ended April 30, 2003, the same three customers accounted for approximately 10%, 16% and 8% of the Company’s total net sales.  The Company had sales to customers in Canada which represent 0.82% and 0.32% of net sales for the nine months ended April 30, 2004 and 2003, respectively.

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

		Three Months ended April 30, 2004
	Manufactured Candy	Purchased Candy	Gift Items	Other	Consolidated Total
Total revenue	$364,409	$1,979,001	$7,000,790	$—	$9,344,200
Gross margin	(994,112)	774,815	1,876,441	—	1,657,144
Interest expense	118,104	89,605	38,340	—	246,049
Segment assets	11,529,033	5,233,023	6,286,391	1,394,155	24,442,602
Depreciation and amortization	202,558	—	45,131	25,865	273,554

		Three Months ended April 30, 2003
	Manufactured Candy	Purchased Candy	Gift Items	Other	Consolidated Total
Total revenue	$1,013,178	$1,604,823	$6,864,411	$—	$9,482,412
Gross margin	(1,820,410)	273,048	917,994	—	(629,368)
Interest expense	60,909	46,212	19,772	—	126,893
Segment assets	13,299,204	7,327,918	5,672,987	1,449,661	27,749,770
Depreciation and amortization	237,794	—	25,747	9,584	273,125

		Nine Months ended April 30, 2004
	Manufactured Candy	Purchased Candy	Gift Items	Other	Consolidated Total
Total revenue	$7,471,729	$21,762,197	$14,944,246	$—	$44,178,172
Gross margin	(1,927,916)	9,318,163	4,559,797	—	11,950,044
Interest expense	372,854	282,885	121,039	—	776,778
Segment assets	11,529,033	5,233,023	6,286,391	1,394,155	24,442,602
Depreciation and amortization	578,660	—	113,187	76,380	768,227

		Nine Months ended April 30, 2003
	Manufactured Candy	Purchased Candy	Gift Items	Other	Consolidated Total
Total revenue	$16,676,078	$14,655,623	$16,003,524	$—	$47,335,225
Gross margin	(674,407)	6,351,053	4,247,757	—	9,924,403
Interest expense	222,704	168,966	72,295	—	463,965
Segment assets	13,299,204	7,327,918	5,672,987	1,449,661	27,749,770
Depreciation and amortization	584,923	—	76,879	57,575	719,377

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

The loss of a significant customer could have an adverse effect on our business. We are dependent on a limited number of customers for a significant portion of our revenues. Wal-Mart, Sam’s Club and Dollar General accounted for approximately 28%, 9% and 7%, respectively, of our sales for the nine months ended April 30, 2004 and for the nine months ended April 30, 2003

Wal-Mart, Sam’s Club, and Dollar General accounted for approximately 10%, 16% and 8%, respectively. We do not maintain agreements with our customers and sell products pursuant to purchase orders placed from time to time in the ordinary course of business. The loss of a significant customer could have an adverse effect on our business.

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

We face various risks relating to a recent acquisition. In May 2002, we acquired the business of Asher Candy Acquisition Corporation. Asher Candy Acquisition Corporation manufactured candy canes, a product which we had no prior experience in manufacturing. If we cannot continue to successfully produce a quality product, and maintain or increase the customer base, our profitability could be adversely affected.

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

We have limited historical profitability and may not be profitable in the future. Our operating expenses have decreased for the nine months ended April 30, 2004 and can be expected to continue to increase in connection with any expansion activities undertaken by us, including those relating to advertising and product manufacturing. Accordingly, our profitability will depend on our ability to improve our operating margins and increase revenues from operations. Unanticipated expenses, unfavorable currency exchange rates, increased price competition and adverse changes in economic conditions could have a material adverse effect on our operating results. If we are unable to achieve significantly increased levels of revenues, our future operations may not continue to be profitable.

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

We face various risks relating to foreign manufacturing. During the three months ended April 30, 2004 and 2003, approximately 22% and 17%, respectively, of our products were manufactured in foreign countries. During the nine months ended April 30, 2004 and 2003, approximately 49% and 31%, respectively, of our products were manufactured in foreign countries. We have been and will continue to be subject to risks associated with the manufacture of products in foreign countries, primarily in Argentina, Austria, Belgium, China and Holland. These risks include material shipping delays, fluctuations in foreign currency exchange rates, customs duties, tariffs and import quotas and international political, regulatory and economic developments. We assume the risk of loss, damage or destruction of products when shipped by a manufacturer. Because we pay for some of our products manufactured outside the United States in foreign currencies, any weakening of the United States dollar in relation to relevant foreign currencies, could result in significantly increased costs to us. In addition, some products manufactured overseas are subject to import duties. Deliveries of products from our foreign manufacturers could also be delayed or restricted by the future imposition of quotas. If quotas were imposed, it is possible that we would not be able to obtain quality products at favorable prices from domestic or other suppliers whose quotas have not been exceeded by the supply of products to their existing customers.

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

For the nine months ended April 30, 2004 and for the year ended July 31, 2003, we had a total of eighteen licensing agreements to incorporate our products into gift sets  and to manufacture candies and wafers.  Three of these agreements were signed during the nine months ended April 30, 2004, nine of these agreements were signed during the fiscal year ended July 31 ,2003 and six of these agreements were signed during the fiscal year ended July 31, 2002. The royalty rates for these licensing agreements range from 2% to 15% of net sales and expire in two to three years. The products licensed are primarily incorporated into our gift set items and are recognized in the first quarter and Easter selling season net sales. We have also entered into a licensing agreement to produce everyday candies and wafers. We paid an aggregate of $275,000 in advance fees for the rights under the licensing agreements. These advance fees were offset against any amounts due on royalties. There were no other minimum license fees under these licensing agreements. For the three months ended April 30, 2004, we incurred $150,000 in royalties and for the nine months ended April 30, 2004, we incurred $926,000 in royalties. We are currently pursuing other licensing agreements with similar terms and conditions. We expect the greatest impact from these agreements will occur in the fiscal year ending July 31, 2004.

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

Christmas and Easter gift sets and baskets are distributed at the Rhode Island and Massachusetts facilities. We source product for these gift sets and baskets primarily from the Pacific Rim. We are continually looking to further reduce costs by more efficient sourcing on our gift set and baskets items through other overseas suppliers.

We did not exercise the option to extend the term of the lease on our office and assembly facility in Rhode Island and we vacated the location on March 31, 2004.  Our New Bedford, Massachusetts facility together with a planned West Coast assembly and distribution facility will be utilized to improve our shipping costs and assembly of our products.  There is no facility or commitments at this time relating to the planned West Coast facility.

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

Results of Operations

Three Months Ended April 30, 2004 and 2003

Net sales for the three months ended April 30, 2004 and 2003 were $9.3 million and $9.5 million respectively, a decrease of 2.1%, or $200,000.  The decline in net sales was due to lower sales of manufactured candy of approximately $600,000 which were offset by increased sales of purchased candy of $400,000. Wal-Mart, Sam’s Club and Kmart accounted for approximately 27%, 18% and 10%, respectively, of sales for the three months ended April 30, 2004. Sam’s Club, Wal-Mart and Kmart accounted for approximately 23%, 21% and 9%, respectively, of sales for the prior year’s comparable period.

Net sales for each of our business segments was as follows:

Net sales of Manufactured Candy decreased  to $360,000 for the three months ended April 30, 2004 from $1.0 million for the three months ended April 30, 2003.  The $540,000 decrease was attributable to a $411,000 decline in sales of our manufactured Easter candies,  a $104,000 decline in sales of our manufactured Kastins filled candy items and a $25,000 decline in sales of our Cows products.   The decline is due to a shift in our focus towards purchasing products rather than manufacturing.  Therefore, there will continue to be a decline in sales of Manufactured Candy.

Net sales of Purchased Candy increased to $1.98 million for the three months ended April 30, 2004 from $1.6 million for the three months ended April 30, 2003. The $0.38 million increase was attributable to $0.3 million increase in sales of purchased candies and  a $0.3 million increase in sales of purchased Cows products and a $0.2 million increase in sales of purchased gold coins. These increases were partially offset by decreased sales of purchased health and beauty items of  $0.19 million , which represented a one time sale of these items to Sam’s Club during the quarter ended April 30, 2003.

Net sales of Gift Items increased to $7.0 million for the three months ended April 30, 2004 from $6.9 million for the three months ended April 30, 2003.  The $0.1 million increase was attributable to a $0.1 million increase in sales of Easter assembled goods.

We had no write-down of obsolescence inventory  costs during the three months ended April 30,

2004 for our change in operations compared to $2,192,000 during the three months ended April 31, 2003.  In the fourth quarter of the fiscal year ended July 31, 2003, we reduced the scope of operations at our Chase City, Virginia facility eliminating the need for continued packaging inventory relating to various products that we had shifted to our overseas suppliers.

Gross margins increased to $1.7 million for the three months ended April 30, 2004 from ($0.6) million for the three months ended April 30, 2003, and increased to 17.7% from (6.6%) as percent of sales, respectively.

Gross margins for each of our business segments were as follows:

Gross margins on our Manufactured Candy decreased to ($994,000) from ($1.82 million) for the three months ended April 30, 2004 and 2003, and from (272.8%) to (179.67%) as a percent of sales, respectively.  The decrease was attributable to the shifting of our hard and soft candy manufacturing and production to our overseas suppliers.

Gross margins for our Purchased Candy increased to $0.8 million from $0.3 million for the three months ended April 30, 2004 and 2003, and to 39.1% from 17.0% as a percent of sales, respectively. The $0.4 million increase was primarily due to better pricing of purchased candy from our third party overseas suppliers.

Gross margins on our Gift Items increased to $1.9 million from $0.9 million for the three months ended April 30, 2004 and 2003, and to 26.8% from 13.4% as a percent of sales, respectively.  The $1.0 million increase was primarily due to the shipment delays on orders for our Easter gift baskets from the second quarter ended January 31, 2004 into our third quarter ended April 30, 2004.

During the three months ended April 30, 2004 and 2003, selling, general and administrative expenses increased to $2.2 million from $1.6 million, respectively, and increased to 23.8% from 17.2% as a percent of sales, respectively. The $0.6 million increase was attributable to a $344,000 increase in commission expense due to more concentration of brokers and buyers, a $282,000 increase in advertising and promotional expenses, a $18,000 increase in moving expenses, a $37,000 increase in cash management expenses, and a $19,000 increase in  business license expense.

We had no pre-productions startup costs during the three months ended April 30, 2004 as compared to $405,838 during the three months ended April 31, 2003.  In the fourth quarter of the fiscal year ended July 31, 2003, we reduced the number of employees and changed the scope of operations at our Chase City, Virginia facility eliminating the need for continued training costs for new employees at the facility.

Salaries and related expenses decreased to $1.1 million for the three months ended April 30, 2004, from $1.25 million for the three months ended April 30, 2003, or 11.3% from 13.2%, respectively, as a percent of sales. The $150,000 decrease was a result of a decline in our overhead due to our reorganization effort in the fourth quarter of the fiscal year ended July 31, 2003.

As a result of the foregoing, operating expenses  remained at $3.29 million for the three months ended April 30, 2004 from $3.29 million for the three months ended April 30, 2003 and increased to 35.2% from 34.6%, respectively, as a percent of sales.

 Loss from operations for the three months ended April 30, 2004 was $1.6 million as compared to a loss of $3.9 million for the prior year’s comparable period. The decrease was attributable to a $0.4 million decrease in pre production start up costs, a $2.2 million write-down of inventory  and the other expenses explained in results from operating expenses above.

Interest income decreased to $23 for the three months ended April 30, 2004 from $116 for the three months ended April 30, 2003 as reserves declined. For the three months ended April 30, 2004, interest expense increased to $246,049 from $126,893 for the three months ended April 30, 2003 due to an increase in our term debt financing of $1.3 million associated with the merger with Asher Candy and interest on the subordinated debt instrument we entered into during the fiscal year ended July 31, 2003.

Other expenses increased to $28,727 for the three months ended April 30, 2004 from income of $379,673 for the three months ended April 30, 2003.  The increase was due to $28,000 of realized loss on foreign exchange transactions which was offset by $580,000 settlement of a trade mark infringement less $149,000 of legal costs associated with the settlement.

The income tax rate utilized on an interim basis is based on our estimate of the effective income tax rate for the fiscal year ending July 31, 2004. We have a net operating loss carry forward which management believes will offset all taxable income generated in fiscal year 2004.  Therefore, we estimated our effective tax rate at 0%.  During the quarter ended April 30, 2004, we have $473,424 in additional refunds due from the Internal Revenue Service and local state jurisdictions for amended income tax returns from prior years. These amounts are partially offset by a change in deferred taxes of $268,000.

Nine Months Ended April 30, 2004 and 2003

Net sales for the nine months ended April 30, 2004 and 2003 were $44.2 million and $47.3 million respectively, a decrease of 6.6%, or $3.1 million.  The decline in net sales was due to lower sales of manufactured candy of approximately $9.2 million offset by increases in sales of purchased candy of $7.1 million and a decrease of $1.0 million on sales of gift items. Wal-Mart, Sam’s Club and Dollar General accounted for approximately 28%, 9% and 7%, respectively, of sales for the nine months ended April 30, 2004. Sam’s Club, Big Lots and Wal-Mart accounted for approximately 16%, 10.3% and 10%, respectively, of sales for the prior year’s comparable period.

Net sales for each of our business segments was as follows:

Net sales of Manufactured Candy decreased to $7.5 million for the nine months ended April 30, 2004 from $16.7 million for the nine months ended April 30, 2003.  The $9.2 million decrease was primarily due to a decline of $3.6 million of sales of manufactured candy canes, a $1.1 million decline in sales of our manufactured items for Valentine’s Day, a $0.6 million decline in sales of our manufactured items for Halloween, a $0.6 million decline in sales of our manufactured items for Easter, a $0.3 million decline in sales of our manufactured items for Christmas, a $1.4 million decline in sale of Kastins Christmas  and Easter candy and a $1.6 million decline in sales of our Cows products.   The decline in sales of Manufacturing Candy is due to a shift in our focus towards purchasing products rather than manufacturing.  Therefore, there will be a continuing decline in sales of Manufactured Candy.

Net sales of Purchased Candy increased to $21.8 million for the nine months ended April 30, 2004 from $14.7 million for the nine months ended April 31, 2003. The $7.1 million increase was primarily due to a $1.7 million increase in the sale of purchased candy canes, a $0.9 million increase in the sales of purchased Cows products and a $4.5 million increase in the sales of purchased gift items, which gift items were assembled at our New Bedford, Massachusetts facility during the prior fiscal year.

Net sales of Gift Items decreased to $14.9 million for the nine months ended April 30, 2004 from $16.0 million for the nine months ended April 30, 2003.  The $1.1 million decrease was primarily a result  of a $0.9 million decrease in sales of Easter assembled gift items and a $0.2 million decrease in sales of Valentines gift items.

We had no write-down of obsolescence inventory  costs during the nine months ended April 30, 2004 compared to a write-down of $2.192 million during the nine months ended April 31, 2003.  In the fourth quarter of the fiscal year ended July 31, 2003, we reduced the scope of operations at our Chase City, Virginia facility eliminating the need for continued packaging inventory relating to various products that we had shifted to our overseas suppliers.

Gross margins increased to $11.9 million for the nine months ended April 30, 2004 from $9.9 million for the nine months ended April 30, 2003, and increased to 27.0% from 20.9% as percent of sales, respectively.

Gross margins for each of our business segments were as follows:

Gross margin losses on our Manufactured Candy decreased from $0.7 million to $1.9 million for the nine months ended April 30, 2003 and 2004, respectively.  The decrease was mainly attributable to increased labor costs and overhead expenses at our manufacturing plant in New Hyde Park, New York and decreased sales of candy canes and continued losses at our Chase City facility. We expect that there will be a continuing decline in sales of manufactured candy until we complete the shift of our operations and equipment to our overseas suppliers sometime in the fiscal year ending July 31, 2005.

Gross margins for our Purchased Candy increased from $6.3 million to $9.3 million for the nine months ended April 30, 2003 and 2004, respectively or 43.3% and 42.8% as a percent of sales, respectively. The increase was primarily due to  purchased pre-packed assembled gift items that were not assembled in our New Bedford, Massachusetts facility and better pricing of purchased candy from our third party overseas suppliers.

Gross margins on our Gift Items increased from $4.2 million to $4.6 million for the nine months ended April 30, 2003 and 2004, respectively or 26.5% and 30.5% as a percent of sales, respectively.  The increase was due primarily to the Christmas assembled gift items and Valentine cards and pops assembled in China.

During the nine months ended April 30, 2004 and 2003, selling, general and administrative expenses increased to $6.96 million from $6.95 million, respectively, and increased from 14.7% to 15.7% as a percent of sales, respectively. The increase was largely due to a $816,000 increase in commission expense, a $379,000 increase in advertising and promotional costs, a $18,000 increase in moving expense. These were offset by a $438,000 decrease in travel expenses, a $116,000 decrease of carrier costs, a $27,000 decrease in communication and telephone expenses, a $88,000 decrease in professional fees and a $534,000 decrease in shipping and freight costs.

Pre-productions startup costs decreased to $0 during the nine month ended April 30, 2004 compared to $1,790,214 from the nine months ended April 30, 2003.  During the fourth quarter of the fiscal year ended July 31, 2003, we reduced the level of employees and the scope of our operations thereby eliminating the need for continued training costs for new employees at our Chase City, Virginia facility.

Salaries and related expenses decreased to $3.2 million for the nine months ended April 30, 2004, from $3.7 million for the nine months ended April 30, 2003, or 7.2% from 7.8%, respectively, as a percent of sales. This decrease resulted from a approximate decline of $0.5 million in our overhead due to our reorganization effort in the fourth quarter of the fiscal year ended July 31, 2003.

As a result, operating expenses for the nine months ended April 30, 2004 decreased to $10.1 million from $12.4 million for the nine months ended April 30, 2003 and decreased to 22.9% from 26.3%, respectively, as a percent of sales.

Income from operations for the nine months ended April 30, 2004 was $1.8 million as compared to a loss of $2.5 million for the prior year’s comparable period. Most of the increase resulted from the $1.8 million decrease in pre-production start up costs and the other expenses explained in results from operating expenses above.

For the nine months ended April 30, 2004, interest income decreased to $83 from $2,608 for the nine months ended April 30, 2003 as reserves declined. For the nine months ended April 30, 2004, interest expenses increased to $776,778 from $463,965 for the nine months ended April 30, 2003 due to an $1.3 million increase in our term debt financing associated with the merger with Asher Candy and interest on the subordinated debt instrument we entered into during the fiscal year ended July 31, 2003.

For the nine months ended April 30, 2004, other expenses increased to $154,918 from income of $317,498 for the nine months ended April 30, 2003 due to $1,762 of realized losses on foreign exchange transactions and $14,000 in gains on sales of assets at the Chase City facility and the $580,000 proceeds of a legal settlement of a trade mark infringement less $149,000 of legal costs during the nine months ended April 30, 2003.

The income tax rate utilized on an interim basis is based on our estimate of the effective income tax rate for the fiscal year ending July 31, 2004. We have a net operating loss carry forward which management believes will offset all taxable income generated in fiscal year 2004.  Therefore, we have estimated our effective tax rate at 0%.  During the quarter ended April 30, 2004, we have $473,424 in additional refunds due from the Internal Revenue Service and local state jurisdictions for amended income tax returns from prior years. These amounts are partially offset by a change in deferred taxes of $268,000.

Liquidity and Capital Resources

Our primary cash requirements have been to fund the purchase, manufacture and commercialization of our products. Our working capital at April 30, 2004 and July 31, 2003 was $2,225,891 and $669,015, respectively.

Net cash used in operating activities for the nine months ended April 30, 2004 was ($1,215,690) and for the nine months ended April 30, 2003 net cash provided was $940,125. The increase in cash used in operating activities was due primarily to increases in accounts receivable and decreases in inventory, accrued expenses and accounts payable, which were offset by increases in net income,  and other assets.

Net cash used in investing activities for the nine months ended April 30, 2004 and 2003, decreased to $60,075 from $693,857, respectively, primarily due to decreased capital improvements for the manufacturing operations in our Chase City, Virginia facility and the proceeds from the sale of assets at the Chase City facility.

Net cash provided by and (used in) financing activities for the nine months ended April 30, 2004 and 2003, was $1,140,292 and  ($899,125), respectively.  The increase was primarily due to increased reliance on borrowings under our line of credit and subordinated debt facility to finance working capital needs for seasonal materials.  The borrowings for the period ended April 30, 2004 were approximately $6,400,321 as compared to $7,207,580 for the prior year’s comparable period.  We have $11,599,679 of our $18,000,000 line of credit available to meet additional seasonal needs to purchase and manufacture inventory subject to availability of accounts receivable and inventory. We were in violation of a covenant during the quarter ended April 30, 2004 and are renegotiating our line of credit which expires on June 13, 2004.

Principal payments for our long-term debt for the nine months ended April 30, 2004 were $446,811.

Schedule of Contractual Obligations

		Payments Due by Period
Contractual Obligation	Total	Less Than 1 year	1-3 years	After 4 years
Long-Term Debt	$1,245,779	$582,877	$392,902	$270,000
Subordinated Debt	3,637,857	3,637,857	—	—
Capital Lease Obligation	427,910	15,718	53,215	358,977
Operating Leases	1,182,544	260,025	597,189	325,330
Total Contractual Obligation	$6,494,090	$4,496,477	$1,043,306	$954,307

Schedule of Commercial Commitments

		Amount of Commitment expiration per period
Commercial Commitments	Total	Less Than 1 year	1-3 years	After 4 years
Line of Credit (*)	$18,000,000	$18,000,000	—	—
Total Commercial Commitments	$18,000,000	$18,000,000	—	—

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

During the quarter ended April 30, 2004, we were not in compliance with our business and financial covenants under our credit facility relating to the fixed charge coverage ratio. Management believes we will not continue to be in compliance with our covenants for the remainder of 2004.  We are currently in discussions with our lender regarding the extension of the term of the credit facility. Currently, our $18.0 million credit facility expires on June 13, 2004.  Management believes it will have the renewed credit facility in place during the fourth quarter ending July 31, 2004.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

As a result of our variable rate line of credit, we are exposed to the risk of rising interest rates. Our $18.0 million line of credit had an interest rate ranging from 4.09% to 4.10% for the nine months ended April 30, 2004. Our long-term debt is at variable market tax exempt rates, which exposes us to fluctuations in the market. However, since the rate is based on the tax exempt rate, it is below the market rate.

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

We provide an allowance for un-collectible accounts receivable based on experience. We consider the following factors in developing an estimate of our allowance for non-payment and the overall economic environment. Although it is reasonably possible that management’s estimate of un-collectible accounts could change in the near future, management is not aware of any events that would result in a change to its estimates which would be material to our financial position or results from operations. For the quarter ended April 30, 2004, we had an allowance for doubtful accounts of approximately $232,000.

We provide an allowance for slow moving inventory based on experience and aging of products. We consider the following factors in developing an estimate of our allowance for non-moving of inventory and the overall economic environment. Although it is reasonably possible that management’s estimate of slow moving inventory could change in the near future, management is not aware of any events that would result in change to its estimates which would be material to our financial position or results from operations. For the quarter ended April 30, 2004, we had an allowance for slow moving inventory of approximately $302,100.

Goodwill represents the excess of consideration over the net assets acquired resulting from acquisitions of companies accounted for by the purchase method. We utilize the annual evaluation as required by SFAS 142. Management evaluates the recoverability of the goodwill annually and reviews goodwill and other long-lived assets for impairment. As of April 30, 2004 there was no impairment loss.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. We adopted the use of this accounting statement in June 2003. The adoption of the statement did not have a material effect on our financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement established standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and requires an issuer to classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. We adopted the use of this accounting statement in May 2003. The adoption of the statement did not have a material effect on our financial position or results of operations.

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

Item 4.           Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in the timely recording, processing, summarizing and reporting of material financial and non-financial information.

No change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.           Legal Proceedings

We are from time to time involved in litigation incidental to the conduct of our business. We were a plaintiff in an action with the landlord at our Rhode Island facility. The landlord sought security for its claims relating to the lease agreement.  We deposited $180,000 with the registry of the court on allegation relating to amounts sought for payment of real estate taxes, water and sewer, rent of other occupied space and repair expenses. On September 2002, the landlord claimed other breaches of the lease agreement alleging an obligation of $932,000 under the lease and has demanded $750,000 to settle the disputes.  We had claims against the landlord it is pursuing. We had accrued amounts to cover current charges.  In November 2003, We settled our claims with the landlord.  The accrual in the financial statements was sufficient to cover all outstanding obligations to the landlord.  The settlement was paid by booth parties. We vacated the space on March 31, 2004.

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

SHERWOOD BRANDS, INC.

Date: June 11, 2004	/s/ Uziel Frydman
Chairman, President and Chief Executive Officer

Date: June 11, 2004	/s/ Christopher J. Willi
Chief Financial Officer and Secretary

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.