Form 10-K
period 2004-07-31
SHERWOOD BRANDS INC
filed 2004-10-29
CIK 1053178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended July 31, 2004

Commission File Number: 1-14091

SHERWOOD BRANDS, INC.

(Exact Name of Registrant as Specified in Its Charter)

North Carolina	56-1349259
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

1803 Research Blvd., Suite 201

Rockville, Maryland 20850

(Address of Principal Executive Offices)

Registrant’s telephone number: (301) 309-6161

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Class A Common Stock, $.01 Par Value

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Class A Common Stock, $.01 par value per share — $14,724,204 as of January 30, 2004.

Class B Common Stock, $.01 par value per share — $4,880,000 as of January 30, 2004.  No shares of Class B Common Stock are held by non-affiliates of the Company.  While the Class B Common Stock is not listed for public trading on any exchange or market system, shares of that class are convertible into shares of Class A Common Stock at any time on a share-for-share basis.  The market value indicated is calculated based on the closing price of the Class A Common Stock on the American Stock Exchange on January 30, 2004.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class A Common Stock, $.01 par value per share — 3,017,255 shares, as of October 28, 2004.

Class B Common Stock, $.01 par value per share — 1,000,000 shares, as of October 28, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, which will be filed with the Commission subsequent to the date hereof, are incorporated by reference into PART III of this form 10-K

PART I.

ITEM 1.                             Business

(a)           General Development of Business

Sherwood Brands, Inc. was incorporated in December 1982 in the state of North Carolina.  Sherwood Brands, Inc. and its consolidated subsidiaries (together, the “Company”) manufacture, market and distribute a diverse line of brand name candies, cookies, chocolates and gifts. The Company also manufactures lollipops and biscuits and assembles seasonal gift items including gift baskets for Christmas, Valentine’s Day and Easter. The Company’s principal branded products include COWS(TM) butter toffee candies, DEMITASSE(R) biscuits, RUGER(R) wafers, SMILE POPS(R) lollipops, STRIP-O-POPS(R) lollipops, ELANA(R) chocolates, SOUR FRUIT BURST(TM) fruit-filled hard candies and PIRATE’S GOLD COINS(R) milk chocolates. The Company’s marketing strategy, including product packaging, is designed to maximize freshness, taste and visual appeal, and emphasizes highly distinctive, premium quality products that are sold at competitively favorable prices.

Many companies in the confectionary industry are shifting manufacturing operations to foreign manufacturers and suppliers to take advantage of lower world sugar prices, which have been selling at $0.08 to $0.10 per pound, as compared to domestic prices of $0.26 to $0.32 per pound and lower labor costs and overhead structures of foreign factories.  For example, Kraft recently closed its LifeSavers plant in Michigan and Brach’s recently shifted some of its domestic production to Argentinean manufacturers and suppliers.  Other confectioners have outsourced their manufacturing to the People’s Republic of China to take advantage of high quality, low-cost manufacturing facilities and market opening concessions made by the Chinese government.  According to Candy Business, for the first ten months of last year the value of sugar confectionery items imported into the United States from mainland China nearly doubled as compared to the same period the previous years, rising from $19.4 million in 2001 to $47.0 million during 2003.  During the same 10-month period the value of items imported from Hong Kong more than tripled ($2.27 million in 2001 to nearly $19 million in 2003), and China outpaces Argentina as the seventh largest importer to the U.S. Management believes that the Company’s experience in these markets and distribution channels, coupled with its expanded manufacturing capabilities with its suppliers overseas, should enable the Company to capitalize on opportunities in these markets.

Following the outsourcing trend, in the Fall of 2003 the Company began moving a portion of its hard candy operations and its candy cane line to its overseas suppliers.  Sherwood Brands finalized a production and manufacturing agreement with one of the largest manufacturers in Argentina. This agreement includes achieving volume commitments of 8,000,000 pounds of products. Specializing in the manufacture of hard candies, chocolates, cookies and butter toffees, the Argentine Company and Sherwood had already established a long relationship working successfully over the years in developing brands. The Argentine company did not have the equipment or the facilities to completely take over the production of all our product lines. Therefore, the Chase City facility continues to be utilized to produce certain products which the Argentine company could not yet produce or could not produce within the time frame Sherwood Brands needed to meet the demands with its customers.  In addition, the Chase City facility is currently being utilized as a warehouse for the Christmas seasonal items that need to be shipped to our southeast region customers.  The Argentine company was selected initially for its ability to produce the butter toffee as the Argentine company is an expert in this field.  Later given the Argentine company’s success and availability of a new facility, Sherwood and the Argentine company agreed to move Asher Candy Cane Production to the Argentine company during the third and fourth quarters of fiscal 2004.

Since the production of candy canes involves very specialized equipment and technology along with a specialized trained labor force, Sherwood had to evaluate many suppliers to meet the stringent guidelines to produce this specialized product. Sherwood selected the largest manufacturer in Argentina.  The Argentine company with operations in many S. American countries offered many advantages including a highly talented labor and management force, brand new state of the art facilities, and a willingness to move the equipment and train. The process was done in several stages to mitigate any disruptions. Between January 2004 and October 2004, both the Asher facility in New Hyde Park, New York and the Argentine companies facility were running concurrently. The Argentine company quickly sped through the learning curve achieving similar production output as New Hyde Park, New York but at lower costs due to the materials and labor structure enjoyed in Argentina. The Argentine company uses Asher equipment exclusively for the candy cane production, which was shipped to Argentina during the third and fourth quarters of fiscal 2004.  The Company anticipates that the complete transition of the Candy Cane lines into the Argentine Company will be by the end of November 2004.

In the Spring of 2004, Sherwood entered into a production agreement with a second Argentine company with the objective of producing lollipops in South America-again benefiting from lower sugar prices, lower labor costs and state of the art facilities. The move over the last several months is near completion with Sherwood benefiting from the expertise and technology of the Argentine company in lollipop production. The second Argentine company is using a combination of Sherwood’s equipment and their own equipment to help Sherwood increase margins, capacity and marketability of Sherwood’s products.  The completion of this transition should likely be completed by October 31, 2004.

In September 2004, the Company entered into a Joint Venture Agreement with an Israeli company, which is subject to certain conditions, which have yet to be satisfied.  The Joint Venture would market and distribute two patented products in the United States and worldwide.  The Company and the Israeli Company each would own 50% of the Joint Venture. The Company would invest $800,000 in the Joint Venture, which would be in the form of working capital for its 50% ownership in the Joint Venture.  The working capital investment would be made in four quarterly payments of $200,000.  The Joint Venture would use the investment for the marketing and distribution of the products into the United States and then worldwide.  The Company would also have a service agreement with the Joint Venture, for the contribution of the Company’s marketing, distribution and general business management knowledge.  For performing such services, the Company would be reimbursed on a cost basis for all services rendered. Management believes that all conditions to the Joint Venture will be satisfied and a final joint venture agreement will be completed by November 15, 2004.

(b)           Financial Information About Industry Segments

The Company has three business segments:(i) Manufactured Candy and Cookies, (ii) Purchased Candy and Cookies; and (iii) Purchased Gift Items.

Net sales and gross profit attributable to each segment for each of the last three years are set forth in Note 19 to the Company’s consolidated financial statements attached hereto and incorporated herein by reference.

(c)           Narrative Description of the Business

Products

Manufactured Candy and Cookies:

DEMITASSE(TM) BISCUITS offered in a variety of flavors including the traditional tea biscuit, “Petit Beurre” (with real butter), cinnamon honey, coconut, chocolate and several sugar free varieties, all certified kosher by the Orthodox Union.

CANDY CANES in a variety of packages, sizes, colors and flavors, ranging from traditional peppermint canes to gourmet lines and flavors, including amaretto, merlot, Irish creme, Dutch chocolate, maraschino cherry and blueberry cheesecake.

Purchased Candy and Cookies:

COWS(TM) and COWPOKES(TM) LOLLIPOPS butter toffee candies and lollipops, including soft and chewy toffees and a dairy butter and cream hard candy.

SOUR FRUIT BURST(TM) HARD CANDIES fruit-filled hard candies that are available in a variety of flavors.

RUGER(R) WAFERS wafer cookies, including sugar free varieties, available in four flavors: chocolate, vanilla, lemon and coffee.

ELANA(R) BELGIAN CHOCOLATES chocolate bars sold in a variety of flavors, including mint, caramel, mocha, truffle, crispers, and almonds.

COUNTDOWN TO CHRISTMAS(TM) CHOCOLATE CALENDARS chocolate calendars made with 24 milk-chocolate candies behind numbered doors.

PIRATE’S GOLD COINS(TM) FOIL-WRAPPED CHOCOLATE COINS coin shaped milk chocolates wrapped in embossed gold foil.

STRIP O POPS(TM) LOLLIPOPS hard candy lollipops in a variety of flavors merchandised in hanging strips.

SMILE POPS(TM) LOLLIPOPS candy iced lollipops decorated with smiling faces.

TONGUE TATTOO(TM) LOLLIPOPS hard candy lollipops embossed with candy icing images, which transfers when pressed on the tongue creating a tongue tattoo.

COWSCARAMELS(TM) caramel candy with flavored fillings

including vanilla, cappuccino and butter and cream, certified kosher by the Orthodox Union and offered in both a soft and chewy toffee and as a dairy butter and cream hard candy.

BUBBLE GUM in various varieties:

•      Blood Balls ™ is a line of Bubble Gum products with super sour taste and a red mouth coloring center.

•      Screechers ™ mouth coloring powder center bubble gum

•      Alien Pods ™ Super sour bubble gum with coloring center, bite sized pods

•      Big Curl– curled gum that comes in variety of flavors, fruit, strawberry and apple.

•      Spaghetti gum– gum that looks like spaghetti

Purchased Gift Items:

The Company’s gift sets and gift baskets are typically designed for a particular holiday such as Christmas, Valentine’s Day or Easter. The gift sets and gift baskets may contain gourmet food products, candy, novelty items or seasonal merchandise. A significant portion of the contents of the gift sets and gift baskets are assembled from components imported from China.

Christmas assembled items include Elana Holiday Gifts, Chocolate Santa Bears, Chocolate Holiday Ornaments, Candy Filled Votive Candle Holders, Old Fashioned Milk Can and Milk bottles, Candy Filled Cars, Starry Night, Botanical Mug and Canister Set, Pasta Houses, Share the Spirit Mug Set, Spice of Life and Just for Him Mugs.

Valentines assembled items include Valentine Card and Pops, Valentine Coin Purses and Valentine Treasure Chests.

Easter assembled items include Easter Baskets

with various themes including Playtime assortment, Fun and Games assortment, Toy Time assortment and Fuzzy Friends plush assortment.

Distribution, Advertising and Marketing, Competition and Raw Materials

Market Overview

According to Information Resources, Inc. (IRI), along with much of the U.S. economy, the confectionery industry began to see signs of a recovery in the second half of 2003.  Major economic developments have had a significant impact on the confectionery industry.  While economists debate the official dates of this latest recession in the United States economy, retailers and candy manufacturers have re-energized the confectionery category with the introduction of new items and a renewed focus on the confectionery holidays.  Manufacturing jobs in many categories have left the United States for Mexico’s lower ingredient costs and labor rates.  In the case of candy, a significant level of non-chocolate candy manufacturing has moved offshore with Canada and Mexico being the top two producers.

United States retailers rebounded in the second half of 2003 with the general economy.  The fourth quarter and Christmas selling season saw retail sales grow at a 6.2 percent clip over 2002.  One company posted a 12 percent sales gain in 2003 to lead mass merchants. Consumers continued to shop at dollar stores and general merchandise stores.  The retail drugstore industry had a banner year.  After struggling over the past five years with re-organizations and mergers, the retail sector posted sales increases of 7.2 percent. Supermarket sales grew at a rate of 3.3 percent.  Warehouse club sales grew 13 percent in 2003.

Retail candy and gum sales grew 2.2 percent in 2003, significantly higher than the 1.5 percent sales increase posted in 2002.  Sales were led by everyday sales indicating strong acceptance of new product offerings by candy manufacturers and retailers.  Gum sales, led by strong increases in the sugar free sector, led overall sales increase with 5.5 percent gain.  The chocolate candy category was led by sales in count goods and everyday bags and boxes with sales increases of 8.7 percent and 6.9 respectively.  Non-chocolate candy sales grew 1.8 percent in 2003 despite continuing declines in the sales of breath fresheners.  2003 could be remembered as the year of sugar–free candy and gum.  Sugar-free gum, a well-established category, grew more than 13 percent according to IRI, and the sugar-free/diet candy category grew almost 90 percent.

Seasonal candy sales showed mixed results in 2003 per IRI. Halloween candy sales were particularly strong at retail drug store outlets, continuing a trend of seasonal candy sales shifting from supermarkets to other trade channels.  This year there was a very strong early selling season for the Halloween sales period. September sales of Halloween candy increased at a faster rate than October.  Branded give-away candies continued to generate a larger share of Halloween business, as product packaged for Halloween (i.e. packaging with witches and ghosts), saw sales slip.  Christmas candy sales slipped 1.4 percent as a result of the shorter sales period between Thanksgiving and Christmas in 2003. A more compact selling season for Christmas candy continues as a trend for retailers. The four-week December sales period posted stronger sales than the early December and November sales period.  This is a continued trend of consumers putting off shopping until the last two weeks before Christmas. Christmas posted even sales as compared to a year ago.  As expected with Valentine’s Day falling on a Saturday in 2004, candy sales faced difficult competition from restaurants and other weekend offerings.  Total Valentine’s Day candy sales were down 4.0 percent.  The Saturday effect can be seen with chocolate candy sales decreasing 4.8 percent and non-chocolate sales decreasing 1.2 percent.  Easter candy sales in 2004 had strong increases across all channels in the mass markets led by a 5.7 percent increase in unit sales at retail drug stores.  Across all mass retail outlets, chocolate Easter candy unit sales increased by 6.1 percent but non-chocolate unit sales declined 2.5 percent. Seasonal candy sales have been impacted by the recent general retail trend of consumers shopping over a shorter period of time to fulfill their holiday needs.

  Candy sales enjoyed a strong four-week sales period ending in December 28, 2003.  During this time period, chocolate candy sales grew nearly 5 percent in drug stores and mass merchants, but sales over the eight-week holiday period were only even.

According to an article in USA today, more than 40 percent of retail Christmas sales occurred in the final week before Christmas.  As recently as two years ago, that figure was only 28 percent.  American consumers are not spending time shopping for Christmas early.   This has an impact on the impulsive nature of candy.  If consumers are not in the stores, they are not buying.

Mass merchants suffered their second consecutive year of sales declines according to IRI.  However these declines were reversed in the fourth quarter and total mass outlets posted a 1.4 percent gain in Christmas candy sales. Supermarket sales posted a 3 percent gain in candy and gum sales and retail drug store sales grew 4.4 percent.  Convenience store sales grew an estimated 5.5 percent and warehouse clubs gained an estimated 8 percent.

Sales of candy and cookie products in the United States have increased significantly in recent years. According to the United States Department of Commerce, manufacturers’ domestic shipments of confectionery products (excluding chewing gum) have increased from approximately $9 billion in 1990 to $24.8 billion in 2003. The Chocolate Manufacturers Association/National Confectioners Association has estimated that total retail sales of confectionery products in the United States in 2003 were approximately $24.8 billion, comprised of $13.5 billion in chocolate, $7.6 billion in non-chocolate products, $3.0 billion in gum products and $700 million in other products. Despite the growth, the United States ranks only fifth in per capita candy consumption among the industrialized nations.

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

Suppliers

Some of the Company’s products are manufactured by third party sources to specific recipe and design specifications developed by the Company. These third party sources are located in Argentina, Austria, Belgium, Holland, Germany, Italy, and Turkey. The Company’s operations require it to have production orders in place in advance of shipment to the Company’s warehouses (product deliveries typically take 60 days). Generally, the Company’s foreign suppliers deliver finished products free on board to a freight forwarder, cargo consolidator or directly to a seaport for ocean transport. The Company assumes the risk of loss, damage or destruction of products, although the Company maintains cargo insurance. Upon entry into the United States, the products are then transported by rail or truck to one of the six regional warehouses used by the Company.

The Company has long-term relationships with the manufacturers of ELANA(R)Belgian chocolates, RUGER(R) Wafers, and PIRATE’S GOLD COINS(TM) milk chocolates. Generally, these manufacturers have agreed not to export into the United States, and in some cases, other countries, any products similar to those produced for the Company. The Company has no formal written agreements with these manufacturers and has no formal commitment to purchase minimum volumes of products. However, on an annual basis the Company and its manufacturer will agree upon volumes and prices and establish a delivery schedule based upon the Company’s forecast.

The Company requires that its suppliers maintain product liability insurance with the Company as an additional named insured. The loss of any one supplier would not have a material adverse effect on the Company’s business.

The Company purchases the necessary ingredients and packaging materials, which are used in its products that are manufactured at its New Hyde Park, NY and Chase City, VA production facilities from numerous third-party suppliers. These ingredients and packaging materials include flour, sugar, shortening, flavorings, butter, folding cartons, shipping cartons and wrapping film. The purchases are made on an open account basis with competitive payment terms.   With the move of our manufacturing to our overseas suppliers, the company will be limited to only purchases of ingredients and packaging materials for its cookies and biscuits lines, which will be limited in production during the fiscal year 2005.

Most of the components used in the Company’s line of holiday gift sets and gift baskets are assembled at its New Bedford, MA facility and are purchased from manufacturers located in Asia,

principally China. In addition, the Company purchases some components from domestic sources on an open account basis.

Vending companies are one of the Company’s major customer categories. ELANA Belgian chocolates, RUGER wafers, COWS butter toffee candies and SOUR FRUIT BURST candies are available in vending machines as well as through traditional outlets. The Company believes that the visibility of its products in vending channels enhances market acceptance and consumer appeal of the Company’s products in other distribution channels.

The Company also sells its products to numerous gourmet distributors throughout the United States. These distributors in turn sell the Company’s products to a wide base of gourmet stores. The Company believes that it has been able to penetrate this customer segment because of its ability to satisfy consumer demand for premium quality products at prices that are attractive to these distributors.

Distribution Channels

The Company distributes its products throughout the United States, Puerto Rico and Canada. Net sales of the Company’s products in the Canadian market accounted for 1% in fiscal 2004 compared to less than 1% of the Company’s total net sales in fiscal 2003.

The Company engages independent food and candy brokers in various regions throughout the United States for marketing to retail stores. These brokers account for a majority of the Company’s sales. Food and candy brokers are paid on a commission basis (typically 5% of sales) and are generally responsible in their respective geographic markets for identifying customers, soliciting orders and inspecting merchandise on store shelves. As of July 31, 2004, the Company had arrangements with approximately 65 food and candy broker organizations. These arrangements typically prohibit the brokers from selling competing products during their engagement with the Company. The Company believes that the use of brokers, enhances the quality and scope of the Company’s sales operations. In addition, the use of brokers permits the Company to limit the costs associated with creating and maintaining a direct distribution network. The Company’s executive officers and six regional sales managers work with the brokers on an individual basis and are responsible for managing the broker network, identifying opportunities and developing sales in their respective territories.

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

Marketing, Sales and Advertising

The Company believes that product recognition by retail and wholesale customers, consumers and food brokers is an important factor in the marketing of its products. Accordingly, the Company promotes its products and brand names through the use of promotional materials, including full-color product brochures and newspaper inserts, advertising in trade magazines targeted to the mass merchandisers, vending industry, gourmet trade and gift basket markets, and participation in trade shows. For the year ended July 31, 2004, the Company spent approximately $1,418,000 on advertising and product promotion. For the years ended July 31, 2003 and 2002 the Company spent approximately $928,000 and $1,127,000, respectively, on advertising and product promotion.

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

 Competition

The Company faces significant competition in the marketing and sale of its products. The Company’s products compete for consumer recognition and shelf space with candies, cakes, cookies, chocolates and other food products which have achieved international, national, regional and local brand recognition and consumer loyalty. These products are marketed by companies (which may include the Company’s suppliers) with significantly greater financial, manufacturing, marketing, distribution, personnel and other resources than the Company. Certain of these competitors, such as Hershey Food Corporation, Masterfoods USA (M&M Mars), Inc., Nestle, S.A., and Kraft Foods, dominate the markets for candy and cookie products, and have substantial promotional budgets which enable them to implement extensive advertising campaigns. The food industry is characterized by frequent introductions of new products, accompanied by substantial promotional campaigns. Competitive factors in these markets include brand identity, product quality, taste and price. The Company’s major competitors for holiday gift items and gift baskets are Houston Harvest Co., Smith Enterprises, Inc. and Wonder Treats. The Company’s major competitors for candy canes are Bob’s Candies, Inc., Spangler Candy Company, and Allan Candy Company.

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

Other

Customers

The Company sells its products primarily to mass merchandisers, other retail customers, grocery and drug store chains, club stores, convenience stores, specialty shops and wholesalers. The Company’s mass merchandise customers include Family Dollar, Target, Dollar General, K-Mart and Wal-Mart. For the year ended July 31, 2004, Sam’s Club and Wal-Mart accounted for 4% and 27% of the Company’s total net sales, respectively. For the year ended July 31, 2003, Sam’s Club and Wal-Mart accounted for 15% and 9%, respectively, of the Company’s total net sales. For the year ended July 31, 2002 Sam’s Club and Wal-Mart accounted 29% and 14% of the Company’s total net sales. The loss of either Sam’s Club or Wal-Mart as a customer would result in a significant decrease in the Company’s revenues and profits.

Employees

As of October 8, 2004, the Company had approximately 61 full-time employees and approximately 112 part-time or seasonal employees. Of the Company’s full-time workforce, 16 are located at the Company’s principal office in Rockville, MD. The Company has approximately 36 full and part-time employees in Virginia, approximately 75 full, part-time and seasonal employees in Rhode Island and Massachusetts and 46 full, part-time and seasonal employees in its New Hyde Park, NY facility. Management believes that the Company’s relationship with its employees is good. The 40 employees at the Asher Candy facility are the Company’s only employees represented by labor unions under a collective bargaining agreement. The closure of the Asher Candy facility in New Hyde Park, New York in November 2004 will have an effect on the entire 40 employees at the facility. The Company will provide the required state of New York timetable for severance associated with each remaining employee under the union contract at the time the facility is closed. The Union Contract stipulates that severance will be based on seniority of employment at the New Hyde Park, New York facility. The potential liability to the Company for severance could be up to approximately $155,000.

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

Seasonality

Our sales are greatest during the first and second quarters of our fiscal year, due to holidays that occur during those quarters. During the fiscal years ended July 31, 2002, 2003 and 2004, approximately 70%, 77% and 76%, respectively, of our annual sales occurred in the first two quarters of the fiscal year.

Insurance

The Company maintains product liability insurance with limits of $2,000,000 in the aggregate and $1,000,000 per occurrence (with excess coverage of $10,000,000), which it believes is adequate for the types of products currently offered by the Company.

(d) Financial Information About Foreign and Domestic Operations and Export Sales.

The Company distributes its products throughout the United States, Puerto Rico and Canada.  Net sales of the Company’s products in the Canadian market accounted for 1% in the fiscal year ended July 31, 2004 compared to less than 1% of the Company’s total net sales in the fiscal year ended July 31, 2003.

(e)           Available Information

The Company is required to file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Investors may read and copy any document that the Company files, including this Annual Report on Form 10-K, at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors can electronically access the Company’s SEC filings.

The Company maintains a website www.sherwoodbrands.com, but does not make available its public filings through its website currently.   The Company intends to make such filings available through its website sometime during the second quarter ending January 31, 2005.  The information on the Company’s website is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings the Company makes with the SEC.

ITEM 2.                             Properties

The following table sets forth, with respect to properties leased and owned by the Company at July 31, 2004, the location of the property, the size of the property, the annual rent, and the year in which the lease expires, if applicable, and the business use which the Company makes of such facilities:

Address	Approximate Square Feet	Annual Rent	Expiration of Lease	Business Use	Segment

Leased Properties:
1803 Research Boulevard	5,500	$116,000	January 31, 2009	Executive and General Office	—
Rockville, MD 20850

275 Ferris Avenue	10,000	$51,706	October 2004	General Office	—
Rumford, RI 02860

1815 Gilford Avenue	30,000	$139,588	October 2004	Manufacturing Plant	Manufactured
New Hyde Park, NY					Candy

27 Healy Street	430,000	$25,000	June 2020	Assembly facility, Storage	Purchase Candy,
New Bedford, MA 02745		(Yr 1-2)		and Distribution	Gift Items
		41,667
		(Yr 3-20)

Owned Properties:
807 South Main Street	100,000			Manufacturing Plant	Manufactured
Chase City, VA 23924					Candy

350 Sherwood Drive	73,000			Assembly facility, Storage	Purchase Candy,
Keysville, VA 23947				and distribution	Gift Items

Manufacturing and Assembly Facilities

The Company currently manufactures Demitasse biscuits and limited production of its lollipop candies at its Chase City, VA facility. The Chase City facility consists of a brick building with 100,000 square feet (including a 1,750 square foot office) situated on approximately ten acres in Southern Virginia. The facility had approximately 25,000 square feet added to accommodate the consolidation of the Company’s Pawtucket, RI facility, which was closed in May 2002. The facility is equipped with state-of-the-art equipment for the manufacture and packaging of cookie and candy products and employed approximately 35 skilled and unskilled workers during the year ended July 31, 2004.  Currently, the labor force at the Chase City facility has been reduced to 15 employees to better meet current biscuit and cookie orders. The facility will be operating at this level through the end of July 31, 2005. The facility is certified kosher by the Orthodox Union. In the fall of 2003, Sherwood Brands began moving its operations of hard candy to its overseas suppliers to meet demands for the up coming seasons.  Sherwood Brands finalized a production and manufacturing agreement with an Argentine company, one of its key suppliers specializing in the manufacture of hard candies, chocolates, cookies and butter toffees. The Argentine company did not have the equipment or the facilities yet to completely take over the production of all our product lines.  Therefore, the Chase City facility continues to be utilized to produce certain products, which the Argentine company could not produce or could not produce within the time frame Sherwood Brands needed in order to meet its demands with its customers.  Chase City is also being utilized currently as a warehouse facility for it Christmas seasonal items that will be shipped to its southeast region customers. The Company also has a 73,000 square foot packaging and storage facility located on approximately 15 acres in Keysville, VA. Both the Chase City and Keysville facilities have access to a supply of skilled and unskilled labor. In addition, the Southern Virginia area in which the two plants are located, is readily accessible to common carriers, rail lines and a major seaport (Newport News). Management believes that by limiting its production level to its cookies and biscuits lines in Chase City it is more likely that the Company will return to profitability during the year ending July 31, 2005.

The Company leases approximately 10,000 square feet of office space in Rumford, Rhode Island, which has access to skilled and unskilled labor. The Company did not exercise its option to extend the term of our lease in Pawtucket, Rhode Island and vacated the location on March 31, 2004.  The New Bedford, Massachusetts facility together with a relationship with its ship line carrier now has various assembly and distribution facilities which it can utilize to improve our shipping costs and assembly of our products.  The Company’s relationship with our ship line carrier, enables the Company to distribute orders direct to our customers and minimizes our freight costs associated with shipping them to the East coast and then shipping them back to our customers in the West coast and to the middle of the United States.

The Company leases approximately 30,000 square feet of improved real estate in New Hyde Park, NY. The property is used for manufacturing candy canes. The location has access to both skilled and unskilled labor, and is readily accessible to common carriers and a major seaport (New York).  The current lease expired in March 31, 2004.  The Company requested from the landlord to extend the lease month to month until October 31, 2004 at which time it will no longer produce candy canes in the US.  The Company has decided to move all production to its overseas suppliers and will shift its equipment to the Argentine company for use at their facility to meet production demand.

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

ITEM 3.                             Legal Proceedings

 The Company is, from time to time, involved in litigation incidental to the conduct of its business. The Company is currently involved in several actions.  In particular, the Company’s landlord at its Rhode Island facility has named the Company as a defendant in an action seeking security for claims relating to the lease agreement. The Company deposited $180,000 with the registry of the court relating to claims for payment of real estate taxes, water and sewer, rent of other occupied space and repair expenses. The Company in November 2003 settled the claims with the landlord, which resulted in a $275,000 settlement of which the $180,000 deposit was offset against the amount agreed in the settlement.  The accrual in the financial statements was sufficient to cover all outstanding obligations to the landlord. We vacated the space on March 31, 2004.

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

ITEM 4.                             Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 2004.

PART II

ITEM 5.                             Market for the Company’s Common Equity and Related Stockholder Matters

(a) Market Information

The Company’s Class A Common Stock is traded on the American Stock Exchange (“AMEX”) (symbol: SHD). The following table shows the high and low sales prices as reported on the AMEX for the Class A Common Stock for each quarter within the last two fiscal years:

Price Period	High	Low

Fiscal Year Ended July 31, 2003:
First Quarter	$5.10	$2.90
Second Quarter	$3.50	$2.46
Third Quarter	$2.60	$1.57
Fourth Quarter	$2.33	$1.60
Fiscal Year Ended July 31, 2004:
First Quarter	$2.84	$1.65
Second Quarter	$5.98	$2.33
Third Quarter	$6.61	$4.15
Fourth Quarter	$4.29	$2.05

(b)  Holders

 As of October 28, 2004, there were 29 holders of record of the Class A Common Stock and one holder of record of the Class B Common Stock. The Company believes that there are more than 311 beneficial holders of its Class A Common Stock.

(c)  Dividends

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

(d)           Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders
1998 Stock Option Plan	999,451	$2.98	100,549

ITEM 6.                             Selected Financial Data

The selected financial data set forth below have been derived from the consolidated financial statements of the Company and the related notes thereto. The statement of operations data for the five years ended July 31, 2004 and the balance sheet data as of July 31, 2004, 2003, 2002, 2001 and 2000 are derived from the consolidated financial statements of the Company, which have been audited by BDO Seidman, LLP, independent registered accounting firm. The following selected financial data should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto and “Management Discussion and Analysis of Financial Condition and Results from Operations”, which are included elsewhere herein.

For the years ended July 31,	2004	2003	2002	2001	2000

Net sales	$45,881,039	$49,162,787	$52,782,341	$58,316,716	$42,104,645
Cost of sales	34,726,872	37,680,097	37,714,680	41,796,184	32,183,885
Write down of Inventory	1,817,322	2,192,005	—	—	—

Gross profit	9,336,845	9,290,685	15,067,661	16,520,532	9,920,760
Selling, general and administrative expenses	8,420,600	8,192,774	8,313,603	8,006,416	6,675,177
Salaries and related expenses	4,154,036	5,057,115	5,100,167	4,806,061	3,285,850
Non-recurring costs	—	1,932,075	707,551	—	—
Total operating expenses	12,574,636	15,181,964	14,121,321	12,812,477	9,961,027
Income (Loss) from operations	(3,237,791)	(5,891,279)	946,340	3,708,055	(40,267)
Other income (expense)
Interest income	100	2,636	4,881	11,182	36,016
Interest expense	(1,032,694)	(623,201)	(468,687)	(539,971)	(434,978)
Other income (expense)	(131,534)	274,728	90,535	132,209	693,413
Total other income (expense)	(1,164,128)	(345,837)	(373,271)	(396,580)	294,451
Income (Loss) before provision (benefit) for taxes on income	(4,401,919)	(6,237,116)	573,069	3,311,475	254,184
Provision (Benefit) for taxes on income	(301,425)	(866,224)	248,039	1,093,100	98,100
Net income (loss)	$(4,100,674)	$(5,370,892)	$325,030	$2,218,375	$156,084
Net income (loss) per share
•basic	$(1.02)	$(1.34)	$0.09	$0.60	$0.04
•diluted	(1.02)	(1.34)	0.08	0.56	0.04
Weighted average common shares outstanding
•basic	4,017,255	3,996,199	3,778,375	3,700,000	3,700,000
•diluted	4,017,255	3,996,199	4,312,762	3,954,428	3,700,000

For the years ended July 31,	2004	2003	2002	2001	2000

Balance Sheet Data:
Working Capital	$(2,353,281)	$669,015	$6,218,382	$7,485,168	$6,020,265
Total Assets	20,406,453	26,502,471	31,390,954	22,804,112	20,618,891
Total Long Term Debt	1,024,978	1,574,405	2,266,414	1,221,162	1,755,170
Total Liabilities	16,382,550	18,427,800	18,003,614	11,575,121	11,590,004
Stockholders’ Equity	4,023,903	8,074,671	13,387,340	11,228,991	9,028,887

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

The loss of a significant customer could have an adverse effect on our business. We are dependent on a limited number of customers for a significant portion of our revenues. Sam’s Club and Wal-Mart accounted for approximately 4% and 27%, respectively, of our sales for the year ended July 31, 2004. We do not maintain agreements with our customers and sell products pursuant to purchase orders placed from time to time in the ordinary course of business. The loss of a significant customer could have an adverse effect on our business.

We face significant competition in the marketing and sales of our products. Our products compete for consumer recognition and shelf space with candies, cakes, cookies, chocolates and other food products, which have achieved international, national, regional and local brand recognition and consumer loyalty. These products are marketed by companies (which may include our suppliers) with significantly greater financial, manufacturing, marketing, distribution, personnel and other resources than we have. Some of these competitors, such as Hershey Food Corporation, Masterfoods USA (M&M Mars), Inc., Nestle, S.A., and Kraft Foods, dominate the markets for candy and cookie products, and have substantial promotional budgets which enable them to implement extensive advertising campaigns. The food industry is characterized by frequent introductions of new products, accompanied by substantial promotional campaigns. If we are unable to continue to compete successfully our business could be adversely affected.

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

Our success is highly dependent on consumer preferences and industry factors. The markets for candy and cookie products are affected by changes in consumer tastes and preferences and nutritional and health-related concerns. We could be subject to increased competition from companies whose products or marketing strategies address these concerns. In addition, the markets for our products may be subject to national, regional and local economic conditions, which affect discretionary spending, demographic trends and product life cycles, whereby product sales increase from their introductory stage through their maturity and then reach a stage of decline over time.

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

We depend on our trademarks. We hold United States trademark registrations for the “ELANA,” “RUGER”, “TONGUE TATTOO”, “STRIP-O-POP”, “SMILE POPS” and “demitasse” names, and have filed applications to register certain other names, including “COWS,” and use other names for which we have not applied for registration. We believe that our rights to these names are a significant part of our business and that our ability to create demand for our products is dependent to a large extent on our ability to exploit these trademarks. Our failure to protect our trademarks and other intellectual property rights could negatively impact the value of our brand names. We have requested some of our marks to be registered in countries other than the U.S. and may apply for additional registration as appropriate, based on our need to register our marks for worldwide distribution.

We are dependent on third party manufacturers and suppliers. We are dependent on the ability of our manufacturers to adhere to our product, price and quality specifications and scheduling requirements. Our operations require us to have production orders in place in advance of shipment to our warehouses (product deliveries typically take 60 days). Any delay by manufacturers in supplying finished products to us would adversely affect our ability to deliver products on a timely and competitive basis. In addition, raw materials necessary for the manufacture of our products at our facilities, including flour, sugar, shortening, butter and flavorings, are purchased from third-party suppliers. We do not maintain agreements with any such suppliers and we are, therefore, subject to risks of periodic price fluctuations, shortages and delays. If there is a material interruption in the availability or significant price increases for raw materials, such events would have a material adverse effect on our operating margins.

We face various risks relating to foreign manufacturing. During the fiscal years ended July 31, 2002, 2003 and 2004, approximately 23%, 33% and 49%, respectively, of our products were manufactured in foreign countries. We have been and will continue to be subject to risks associated with the manufacture of products in foreign countries, primarily in Argentina, Austria, Belgium, China, Holland and Ireland. These risks include material shipping delays, fluctuations in foreign currency exchange rates, customs duties, tariffs and import quotas and international political, regulatory and economic developments. We assume the risk of loss, damage or destruction of products when shipped by a manufacturer. Because we pay for some of our products manufactured outside the United States in foreign currencies, any weakening of the United States dollar in relation to relevant foreign currencies, could result in significantly increased costs to us. In addition, some products manufactured overseas are subject to import duties. Deliveries of products from our foreign manufacturers could also be delayed or restricted by the future imposition of quotas. If quotas were imposed, it is possible that we would not be able to obtain quality products at favorable prices from domestic or other suppliers whose quotas have not been exceeded by the supply of products to their existing customers.

Our operating results fluctuate and we are subject to seasonality. Our operating results are subject to fluctuations as a result of new product introductions, the timing of significant operating expenses and customer orders, delays in shipping orders, pricing and seasonality. Our sales increase during the first and second quarters of our fiscal year, due to the holidays that occur during those quarters. During the fiscal years ended July 31, 2002, 2003 and 2004, approximately 70%, 77% and 76%, respectively, of our annual sales occurred in the first two quarters of the fiscal year. If we are unable to meet the delivery schedules of our customers during the first two quarters of our fiscal year our profitability would be adversely affected during that fiscal year.    We are subject to government regulation. We are subject to extensive regulation by the United States Food and Drug Administration, the United States Department of Agriculture and by other state and local authorities in jurisdictions in which our products are manufactured or sold. Among other things, such regulation governs the importation, manufacturing, packaging, storage, distribution and labeling of our products, as well as sanitary conditions and public health and safety. Applicable statutes and regulations governing our products include “standards of identity” for the content of specific types of products, nutritional labeling and serving size requirements and general “Good Manufacturing Practices” with respect to manufacturing processes. Our facilities and products are subject to periodic inspection by federal, state and local authorities. Our failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions.

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

We are dependent on key personnel and the loss of these key personnel could have a material adverse effect on our success. Our success is dependent on the personal efforts of Uziel

Frydman, our Chairman, President and Chief Executive Officer, Amir Frydman, our Vice President of Marketing and Christopher Willi, our Chief Financial Officer. The loss or interruption of the services of such individuals could have a material adverse effect on our business. We maintain “key-man” insurance in the amount of $1 million on the life of Mr. Uziel Frydman. Our success also depends upon our ability to hire and retain additional qualified management, marketing and other personnel. Employment and retention of qualified personnel is important due to the competitive nature of the food industry. Our failure to hire and retain qualified personnel could adversely affect our success.  During the fiscal year ended July 31, 2004, these executives have no employment agreements.

Our President and Chief Executive Officer controls our company. Mr. Uziel Frydman, President and Chief Executive Officer of our company, owns 400,000 shares of Class A Common Stock (with a right to acquire an additional 202,984 upon the exercise of options) and 1,000,000 shares of Class B Common Stock, representing, in the aggregate, approximately 39% of the outstanding Common Stock of our company and 76% of the voting control of our company, assuming that all of the warrants are exercised. Accordingly, Mr. Frydman will be able to direct the election of all of our company’s directors, increase the authorized capital, dissolve, merge or sell the assets of our company, and generally direct the affairs of our company. In addition, the level of control exercised by Mr. Frydman may discourage investors from purchasing our Common Stock.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This 10-K report contains some forward-looking statements, within the meaning of federal securities laws, about our financial condition, results of operations and business. You can find many of these statements by looking for words like “will,” “should,” “believes,” “expects,” “project,” “could,” “anticipates,” “estimates,” “intends,” “may,” “pro forma” or similar expressions used in this 10-K report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results or performance to be materially different from any future results or performance expressed or implied by the forward-looking statements. The risks and uncertainties include those risks and uncertainties identified above. Because these forward-looking statements are subject to risks and uncertainties, we caution you not to place undue reliance on these statements, which speak only as of the date of this 10-K report. We do not undertake any responsibility to review or confirm analysts’ expectations or estimates or to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this 10-K report. Additionally, we do not undertake any responsibility to update you on the occurrence of unanticipated events which may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

With net sales growing from approximately $18 million in fiscal 1998 to over $46 million in fiscal 2004, management began to take steps to reduce costs in future years by consolidating operations and continuing to build its infrastructure. The objectives are to establish new production and assembly facilities with more efficient and effective cost structures. The Company began implementing these plans during the year ended July 31, 2004.

Over the past two fiscal years ended July 31, 2004 and 2003. The Company had seen declines in its net sales largely attributable to decreased consumer confidence and spending and the weak environment, which contributed to the declines in its earnings. The following highlights the attributing factors for the declines:

For fiscal year ended July 31, 2003

•                  Sales to Sam’s Club and Wal-mart declined from prior year 2002 as a result of a one time order of specialty gift items as part of their Easter seasonal items, including shadow boxes, steamer trunks and leather clocks which accounted for $4.4 million of gift items sales decline.

•                  The Chase City manufacturing facility inefficiencies and capacity levels running at 38% on a daily basis.  The impact of this transition resulted in approximately $1.9 million of pre-production start up costs, or 4% of net sales and resulted in a write down of obsolete film and packaging inventory of approximately $2.2 million or 4.6% of net sales. The inventory write down was a direct result of our decision in the third quarter ending April 30, 2003 to shift certain production to our overseas third party manufacturing suppliers. We had reduced our work force from 280 employees to 68 at the Chase City facility, and began moving hard and soft candy production to our third party manufacturing suppliers overseas. We had additional expenses due to movement from Chase City to our overseas suppliers. The company incurred approximately $100,000 in severance costs associated with the reduction of its staff at the Chase City facility.

•                  On September 30, 2002, 29 west coast ports were shut down abruptly and remained closed as contract negotiations between dock-workers and shipping companies broke off negotiations for new contracts. The shut down occurred during the Company’s peak inventory shipping period for orders for the holiday season. The shut down had an effect on our first quarter of shipments to our customers. A large portion of containers, which were to be received, remained either at ports or on shipping vessels on the water. In addition, empty containers were not brought back to ports in the Pacific Rim, which we needed to move some of our other products. A slow down by the long shore-men on shipping products was still prevalent. Our first quarter revenues were impacted by the shut down and resulted in a delay of approximately $6.0 million in sales, which was recouped in later quarters during the fiscal year ended July 31, 2003.

For fiscal year ended July 31, 2004

•                  The Confectionery industry was shifting a large portion, of its manufacturing into overseas markets. The advantage of setting up operations in other countries included purchasing sugar at world sugar prices vs. domestic sugar prices; lower labor costs; and benefiting from the lower cost and overhead structure of overseas factories. Sherwood Brands decided based on full evaluation that it would too benefit by moving its operations to suppliers outside the USA

•                  Sherwood began a shift to overseas operations. An Argentine company with operations in many S. American countries offered many advantages including a highly talented labor and management force, brand new state of the art facilities, and a willingness to move the equipment and train their labor. The process was done in stages to mitigate any disruptions. Between January 2004 and October 2004, both the Asher facility in New Hyde Park and the Argentine facility were running concurrently. The Argentine Company quickly sped through the learning curve achieving similar production output as New Hyde Park but at lower costs due to the materials and labor structure enjoyed in Brazil. The Argentine company uses Asher equipment exclusively.

•                  Manufacturing operations continued to lose money due to higher cost structures in the US for labor, fuel and commodity prices, mainly sugar prices of $0.26 to $0.32 per pound in Domestic markets compared to overseas world prices of $0.08 to $0.10 per pound.

•                  A write down of obsolete film and packaging inventory of approximately $1.8 million or 3.9% of net sales. The inventory write down was a direct result of our decision in the first and second quarter ending January 31, 2004 to shift more production to our overseas third party manufacturing suppliers.

•                  Sales declines in its HBA line of Products of $1.5 million due to a one-time purchase of items by Sam’s Club in fiscal year 2003.

•                  Declines of $1.0 million in sales in Kastin Jellies and $300,000 on Kastins Hard candy line of products, due to shifting production to our overseas suppliers.  Due to the shift to our overseas suppliers of other product lines, the Company decided to sell the equipment associated with these product lines due to their un-profitability.  The sales of the equipment resulted in a $39,000 gain.

•                  Valentine candy sales decline of $900,000 due to declining Valentines Day sales nationwide.

•                  $2.2 million in one time sales of Shadow boxes, three wood trunk set and leather clocks sold in fiscal year 2003 and not in fiscal year 2004.

The retail market in the Convenience gift and Easter basket markets have shifted significantly over the last few years.  No longer do buyers desire generic mugs and toys to comprise these gifts, they want higher quality items at better prices depicting popular licensed properties or brands.  This significant shift in buyer’s demand has required the Company to put a greater emphasis on licensing popular brands and properties.  In addition, consumers and buyers want a wide variety of property and brands of options to choose from, so in order to remain competitive in our category, we have to add a wide variety of properties and brands.

In the last three years almost every consumer product category from cereal to kids’ tennis shoes has had to join the licensing band wagon, to remain competitive.  With fewer retailers due to acquisitions and store closings competition to sell into these retail outlets is even greater.  No mass consumer products company can ignore the importance pf licensing in today’s marketplace.

During the year ended July 31, 2004, the Company had entered into a total of eighteen licensing agreements, three during the fiscal year ended July 31, 2004, nine during the fiscal year ended July 31, 2003 and six in fiscal year ended July 31, 2002, to incorporate its products into gift sets and to manufacturing of candies and wafers. The royalty rates for such licenses range from 2% to 15% of net sales and expire in two to three years. The products to be incorporated into the Company’s gift set items are primarily for the first quarter and Easter selling season. The Company entered into a licensing agreement to produce everyday candies and wafers. The Company paid $12,500 in advance for the rights under the licensing agreements. These advance fees were offset against any amounts due on royalties. There are no other minimum license fees under these agreements. The Company incurred $936,000 and $227,000 in royalties during the year ended July 31, 2004 and 2003, respectively. The Company is currently pursuing other licenses with similar terms and conditions. The Company expects to see increased revenue for products related to the agreements beginning in the year ending July 31, 2005.

The Company’s Rhode Island manufacturing facility, which occupied five stories in an old building, closed on May 31, 2002 and the Company’s Rhode Island assembly and distribution facility, which occupied four stories was closed on March 31, 2004. All the manufacturing production equipment, together with the electrical, piping, steam and air-conditioning were disassembled and transferred to the Company’s expanded Chase City, VA facility. This 75,000 square foot facility, with an additional 25,000 square feet from a recent expansion, and the 73,000 square foot facility at Keysville, VA (about 20 miles from Chase City, VA), would become the single manufacturing and distribution facility under one plant management for all products produced at the Chase City facility. The Company incurred start up costs of approximately $1,900,000 in fiscal 2003 in an attempt to meet planned production schedules and product quality standards.  Ultimately, in the third quarter of fiscal 2003, the Company decided to transfer production overseas to third party suppliers in Argentina.   Also, over the past two fiscal years ended in July 31, 2004 and 2003, the Company wrote down inventory by approximately $4,000,000 in total, since certain packaging materials could no longer be used due to the transfer of its production of its hard and soft candy production to its overseas suppliers.  The Company will continue to manufacture certain biscuits and cookie products at the Chase City facility.

In the fall of 2003 Sherwood Brands began moving its operations of hard candy to its overseas suppliers to meet demands for the up coming seasons.  Sherwood Brands finalized a production and manufacturing agreement with the largest manufacturer in Argentina and South America, one of its key suppliers, specializing in manufacture of hard candies, chocolates, cookies and butter toffees. This agreement includes achieving volume commitments of 8,000,000 pounds of products. The Argentine company and Sherwood had already established a long relationship over the years working successfully in developing brands. The Argentine company did not have the equipment or the facilities to completely take over the production of all our product lines.  Therefore, the Chase City facility continues to be utilized to produce certain products which the Argentine company could not yet produce or could not produce within the time frame Sherwood Brands needed in order to meet its demands with its customers.  In addition, the Chase City facility is currently being utilized as a warehouse for the Christmas seasonal items that need to be shipped to our southeast region customers.  The Argentine company was selected initially for its ability to produce the butter toffee as the Argentine company is an expert in this field. Later given the Argentine company’s success and availability of a new facility, Sherwood and the Argentine company agreed to move Asher Candy Cane Production to the Argentine company during the third and fourth quarters of fiscal 2004.

In addition, in Spring 2004, Sherwood entered into a production agreement with a second Argentine company to facilitate the objective of producing lollipops in South America- again benefiting from lower sugar prices, lower labor costs and state of the art facilities. The move over several months is near completion with Sherwood benefiting from the expertise and technology of the second Argentine company in lollipop production. The second Argentine company is using a combination of Sherwood equipment and their own equipment to help Sherwood increase margins, capacity and marketability of Sherwood products.

During the spring of 2004, an appraisal of equipment and machinery and the real estate assets of the Sherwood Brands Chase City facility were done by its banking institution related to impairment concerns.  The real estate appraised valued was $1.4 million, and equipment and machinery was appraised at $2.7 million. The current book value on the Company’s books is $1.2 million for the real estate and $2.7 million on our equipment and machinery. In evaluating the possible impairment of the Chase City facility and looking at the current operations, the facilities operations has been reduced to the original square footage required for the biscuit line as equipment for the hard candy –lollipop lines and butter candy lines has moved to outside manufacturers. The facilities utilization of its square footage is between 70% and 75% for production, and the remaining 25% as warehousing and distribution of Christmas products for the southeast region customers. Sherwood is currently evaluating its public warehouse in Vineland, NJ and can potentially shift complete warehousing and distribution into the Chase City and Keysville facilities for some seasonal items, which will save the company in working capital.  The facility has moved some assets to South America under agreements, which extend for three to five years.  These arrangements are based on a minimum production of 8,000,000 pounds over the three to five year agreement periods and are evaluated on a yearly basis with set budgets developed by both Sherwood and the manufacturer to achieve the demands of our customer’s commitments and orders.  These assets are provided with cost amortization of the depreciation of the assets that have been provided to produce our products.  Management feels that the assets have not been impaired. The assets are now increasing the profitability of the company’s products, reducing working capital requirements as Sherwood now purchases only finished goods rather than materials and packaging; and are being serviced and maintained at the overseas factories costs at no expense to Sherwood Brands. The assets have improved the efficiencies and potential top line and bottom line growth for the company. The assets continue to hold their value based on the appraised value.   Given the improvements we believe that Sherwood’s assets are not impaired as they are being utilized and maintained to improve efficiencies and reduce costs.  The Company’s arrangements with these South American suppliers have improved the pricing on the Company’s products due to price discounts, since they are using our assets to produce our products.

Christmas and Easter gift sets and gift baskets are assembled and distributed at its Massachusetts facilities. The Company purchases product primarily from the Pacific Rim. The Company is continually looking to further reduce costs by more efficient sourcing.

We did not exercise the options on our office and assembly facility in Rhode Island and vacated the location on March 31, 2004.  After March 31, 2004, our New Bedford, Massachusetts facility together with a planned West Coast assembly and distribution facility will be utilized to improve our shipping costs and assembly of our products.

Environmental Factors Affecting the Performance in the Year Ending July 31, 2003.

On September 30, 2002, 29 west coast ports were shut down abruptly and remained closed as contract negotiations between dock-workers and shipping companies broke off negotiations for new contracts. The shut down occurred during the Company’s peak inventory shipping period for orders for the holiday season. In mid-October 2002, the President of the United States of America signed an order under the Taft-Hartley Act to reopen the ports and put a moratorium on the strike for 60 days. The shut down had an adverse effect on our first quarter shipments to our customers. A large portion of containers, which were to be received, remained either at ports or on shipping vessels on the water. In addition, empty containers were not brought back to ports in the Pacific Rim, which we needed to move some of our other products. In mid-October 2002, our inventory began to be released for shipment to our facility in New Bedford, MA. A slow down by the long shore-men on shipping products was still prevalent. Our first quarter revenues were impacted by the shut down and resulted in a delay of approximately $6.0 million in sales.

Results of Operations

Fiscal Year Ended July 31, 2004 compared to Fiscal Year ended July 31, 2003

Net Sales

Net sales for the years ended July 31, 2004 and 2003 were $45,881,039 and $49,162,787, respectively, a decrease of 6.68%.  Wal-Mart, Dollar General and Big Lots accounted for approximately 27%, 7% and 6.5% of sales, respectively, during the fiscal year ended July 31, 2004, and Sam’s Club, Wal-Mart and Big Lots accounted for approximately 16%, 10.2% and 9.5% of sales, respectively, for the prior year’s comparable period.  Net sales for each of our business segments was as follows:

Net sales of Manufactured Candy and Cookies decreased from $17.1 million for the year ended July 31, 2003 to $8.4 million in the year ended July 31, 2004.  The decrease of $8.7 million was primarily due to $3.6 million of sales in manufactured candy canes that are included in net sales of purchased candy and cookies due to our shift of production to our overseas suppliers. $1.0 million in Valentine Candy sales; $1.0 million in hard candy sales for Christmas and Easter seasonal items; $1.4 million in Kastins hard and jelly sales; and $1.7 million in Cows sales.  The majority of these declines in sales were heavily impacted by our shift to our overseas suppliers and the economic cycle of sales activity due to market demands on those items.

Net sales of Purchased Candy and Cookies increased from $15.9 million for the year ended July 31, 2003 to $22.5 million for the year ended July 31, 2004. The increase of $6.6 million was primarily due to the $4.4 million sale of Christmas purchased gift items, which had been assembled at the Company’s New Bedford, Massachusetts facility in the prior fiscal year; $1.0 million in Cows and $1.7 million candy canes which was partially offset by decrease in Health and Beauty Aids items of $1.1 million which was a one time order sold in fiscal year 2003 for Sam’s Club.

Net sales of Purchased Gift Items decreased from $16.1 million for the year ended July 31, 2003 to $15.0 million for the year ended July 31, 2004.  The $1.1 million decrease was primarily a result of $1.0 million of Easter assembled goods, $0.1 million of Valentine assembled items and a one time order by Sam’s Club of $2.3 million of specialty gift items as part of their Easter seasonal items in fiscal year 2003, which was offset against an increase of $2.3 million of Christmas gift items in fiscal year 2004. The decline on all the categories was primarily due to the industry decline of product buying during the seasonal periods.

Gross Margins

For the fiscal years ended July 31, 2004 and 2003, gross margins increased to $9,336,845 from $9,290,685, respectively, and increased to 20.4% from 18.9% as a percent of sales, respectively.  Gross margins for each of our business segments were as follows:

Gross margins on our Manufactured Candy and Cookies decreased from ($2.6) million for the fiscal year ended July 31, 2003 to ($4.3) million for the fiscal year ended July 31, 2004.  The decrease of $1.7 million was primarily due to the absorption of labor costs and material costs in packaging and raw materials at our New Hyde Park, New York of $1,100,000 and $600,000 of other burden and overhead absorption at our Chase City, Virginia facility.  We have expensed these unfavorable variances as incurred. Write downs of obsolete inventory of $2.2 million and $1.8 million in the fiscal year ended July 31, 2003 and the fiscal year ended July 31, 2004, respectively, resulting from film and packaging materials that became obsolete due to the transfer of hard candy product manufacturing to purchasing from third party overseas suppliers and a reduction of products manufactured at our Chase City, Virginia and New Hyde Park, New York facilities.

Gross margins for our Purchased Candy and Cookies increased from $6.9 million for the year ended July 31, 2003 to $9.5 million for the year ended July 31, 2004, but margins decreased from 44% for the fiscal year ended July 31, 2003 to 42% for the fiscal year ended July 31, 2004.  The primary decrease in margins was mainly attributable to the weakening of the dollar against the euro foreign currency, which is currently on average of $1.24 to 1 Euro.

Gross margins on our Purchased Gift Items decreased from $4.9 million for the fiscal year ended July 31, 2003 to $4.1 million for the fiscal year ended July 31, 2004.  The decrease was primarily due to the absorption of $800,000 in labor costs for assembly of the Company’s Easter program and $200,000 in freight costs due to higher fuel absorption costs from our freight forwarders, which was offset by the decreased costs associated with our Rhode Island facility closure in March 2004.

Operating Expenses

 Operating expenses for the fiscal year ended July 31, 2004 decreased to $12,574,635 from $15,181,965 during the fiscal year ended July 31, 2003 decreased to $27.4% from 30.9% as a percent of sales.  This change resulted in the following:

Selling, general and administrative expenses for the fiscal year ended July 31, 2004 as compared to the fiscal year ended July 31, 2003 increased to $8,420,600 from $8,192,774 and increased to 18.4% from 16.7% as a percent of sales, respectively. The increase was largely due to $808,000 in broker commission expenses and $133,000 drayage and distribution costs, which were partially offset by reductions of $160,000 of travel expenses, $105,000 in building rental costs, $162,000 in shipping and carrier cost associated with samples, $89,000 of communication costs, $144,000 in professional fees and $53,000 of warehouse transfer costs.

Pre-production startup costs decreased to $0 during the fiscal year ended July 31, 2004 from $1,932,075 during the fiscal year ended July 31, 2003 or a decrease of 3.9% as a percent of sales, as a result of the training required for new employees at our Chase City, Virginia facility during the fiscal year ended July 31, 2003.

During the fiscal year ended July 31, 2004, salaries and related expenses decreased to $4,154,036 from $5,057,115 during the fiscal ended July 31, 2003, or 9.1% from 10.3%, respectively, as a percent of sales. This decrease resulted from a decline of $903,000 in the Company’s overhead due to its restructuring effort in the fourth quarter of the fiscal year ended July 31, 2003.

Loss From Operations

Loss from operations for the fiscal year ended July 31, 2004 was $3,237,791, as compared to a loss of $5,891,279 for the prior year’s comparable period or (7%) of net sales from (12%) of net sales. Most of the improvement in the loss from operations is the result of the restructuring of our operations at the end of the fiscal year ended July 31, 2003 to cease the production of certain items and have these produced instead by our overseas suppliers.  In addition, we reduced other expenses as explained in results from operating expenses along with reduced pre-production costs of $1.9 million that were incurred in fiscal year ended July 31, 2003 that we did not incur in the fiscal year ended July 31, 2004.

Interest Income and Expense

For the fiscal year ended July 31, 2004, interest income decreased to $100 from $2,636 for the fiscal year ended July 31, 2003 as reserves declined. For the fiscal year ended July 31, 2004, interest expenses increased to $1,032,694 from $623,021 for the fiscal year ended July 31, 2003 due to an increase in our term debt financing of $1.3 million associated with the merger with Asher Candy and an additional $1.4 million borrowing of the subordinated debt the Company entered into during the fiscal year ended July 31, 2003 from Lana, LLC.

Other Income

For the fiscal year ended July 31, 2004, other income decreased to ($131,572) from $274,728 for the fiscal year ended July 31, 2003 due to $180,000 of realized losses on foreign exchange transactions during the fiscal year ended July 31, 2004, and the legal settlement on trade infringement of $580,000 offset by $149,000 in legal expenses associated with the settlement during the fiscal year ended July 31, 2003.

Income Tax Benefit

The Company recognized an income tax benefit of approximately $301,245 for the additional recognition of deferred tax assets for timing differences on the carry-back of the net operating loss during the fiscal year ended July 31, 2003 and the fiscal year ended July 31, 2004 to recover income taxes previously paid.  The company was refunded $1.0 million for the net loss carry-back from its prior years losses.

Fiscal Year Ended July 31, 2003 compared to Fiscal Year ended July 31, 2002

Net Sales

Net sales for the fiscal years ended July 31, 2003 and 2002 were $49,162,787 and $52,782,341, respectively, a decrease of 6.85%.  Sams Club, Big Lots and Wal-Mart accounted for approximately 16%, 10.2% and 9.5% of sales, respectively, during the fiscal year ended July 31, 2003.  Sams Club, Wal-Mart and Big Lots accounted for approximately 29%, 14% and 8% of sales, respectively, for the fiscal year ended July 31, 2002.  Net sales for each of our business segments were as follows:

Net sales of Manufactured Candy and Cookies increased from $13.6 million for the fiscal year ended July 31, 2002 to $17.1 million for the fiscal year ended July 31, 2003.  The increase of $3.5 million was primarily due to $10.0 million of sales in manufactured candy canes in connection with our acquisition of Asher Candy.  This increase was partially offset by a $6.5 million decrease in our manufactured items for the Valentine’s Day and Easter seasons which was comprised of the following decreases: $2.4 million in cookie sales; $2.7 million in biscuit sales; and $1.4 million in Cows sales.

Net sales of Purchased Candy and Cookies increased from $11.9 million for the fiscal year ended July 31, 2002 to $15.9 million for the fiscal year ended July 31, 2003. The increase of $4.0 million was primarily due to the sale of Christmas purchased gift items, which had been assembled at the Company’s New Bedford, Massachusetts facility in the prior fiscal year.

Net sales of Purchased Gift Items decreased from $27.2 million for the fiscal year ended July 31, 2002 to $16.1 million for the fiscal year ended July 31, 2003.  The $11.1 million decrease was primarily a result of the shift of $5.7 million of Christmas assembled goods to purchased assembled goods, $1.0 million of HBA items and a one time order by Sam’s Club and Wal-Mart for $4.4 million of specialty gift items as part of their Easter seasonal items in fiscal year 2002.

Gross Margins

For the fiscal years ended July 31, 2003 and 2002, gross margins decreased to $9,290,685 from $15,067,661, respectively, and decreased to 18.9% from 28.5% as percent of sales, respectively.  Gross margins for each of our business segments were as follows:

Gross margins on our Manufactured Candy and Cookies decreased due to low capacity and efficiency levels at our Chase City, Virginia facility.  The facility ran at 38% capacity for most of fiscal year ended July 31, 2003.  The decrease in the production levels created unfavorable labor costs and material variances in packaging and raw materials of approximately $3.06 million, or a 6.2% effect on gross margins for the fiscal year ended July 31, 2003.  We have expensed these unfavorable variances as incurred. The write down of inventory of $2,192,005, or 4.5% for the third quarter of the fiscal year ended July 31, 2003, resulted from film and packaging materials that became obsolete due to the transfer of certain product manufacturing to third party overseas suppliers and a reduction of products manufactured at our Chase City, Virginia facility.

Gross margins for our Purchased Candy and Cookies increased by $2.3 million primarily due to the purchase of assembled gift items that were not assembled in our New Bedford, Massachusetts facility.

Gross margins on our Purchased Gift Items decreased by $5.8 million due primarily to shifts of product lines from assembled to purchase candy and the one time order by Sam’s Club and Wal-Mart for $4.4 million of gift items in fiscal 2002 and $515,000 of additional freight and duty costs associated with the west coast dockworkers strike during the fiscal year ended July 31, 2003.

Operating Expenses

Operating expenses for the fiscal year ended July 31, 2003 increased to $15,181,964 from $14,121,321 for the fiscal year ended July 31, 2002 and increased to 30.9% from 26.8%, respectively, as a percent of sales.  This change resulted from the following:

During the fiscal years ended July 31, 2003 and 2002, selling, general and administrative expenses decreased to $8,192,774 from $8,313,603, respectively, and increased to 16.7% from 15.8% as a percent of sales, respectively. The increase was largely due to $174,000 in travel expenses, of which approximately $85,000 was for trips to China, $48,000 of shipping violation fees resulting from our inability to meet shipping dates for our customers due to the dockworkers strike, $23,000 in building rental costs, $159,000 in professional fees, $56,000 in shipping and carrier cost associated with samples, and $143,000 of warehouse transfer costs, which was partially offset by a decrease of $159,000 of brokers commissions.

Pre-production startup costs increased to $1,932,075 during the fiscal year ended July 31, 2003 compared to $707,551 from during the fiscal year ended July 31, 2002, or an increase to 3.9% from 1.3% as a percent of sales, respectively, as a result of the training required for new employees at our Chase City, Virginia facility.

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

Loss From Operations

Loss from operations for the fiscal year ended July 31, 2003 was $5,891,279, as compared to income of $946,340 for the fiscal year ended July 31, 2002. Most of the loss resulted from the write down of film and packaging materials that had become obsolete due to production transferring to our third party overseas suppliers and reduction of product lines manufactured at our Chase City, Virginia facility of approximately $2.2 million, pre production start up costs of approximately $2.0 million, $515,000 of additional freight and duty costs associated with the west coast dockworkers strike and other expenses explained in Operating Expenses above along with reduced revenues from product sales.

Interest Income and Expense

For the fiscal year ended July 31, 2003, interest income decreased to $2,636 from $4,881 for the fiscal year ended July 31, 2002 as reserves declined. For the fiscal year ended July 31, 2003, interest expenses increased to $623,201 from $468,687 for the fiscal year ended July 31, 2002 due to an increase in our term debt financing of $1.3 million associated with our acquisition of Asher Candy and interest on the subordinated debt the Company entered into during the fiscal year ended July 31, 2003.

Other Income

For the fiscal year ended July 31, 2003, other income increased to $274,728 from $90,535 for the fiscal year ended July 31, 2002 due to $248,000 of realized losses on foreign exchange transactions, legal settlement on trade infringement of $580,000 offset by $149,000 in legal expenses associated with the settlement.

Income Tax Benefit

The Company recognized an income tax benefit of approximately $866,000 for the carry-back of the net operating loss during the fiscal year ended July 31, 2003 to recover income taxes previously paid. The Company was refunded approximately $1.4 million during the fiscal year ended July 31, 2004 for the net loss carry-back from it’s fiscal year ended July 31, 2003 losses.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital at fiscal year end July 31, 2004 declined to a deficit of ($2,353,281) from working capital of $639,014 at July 31, 2003, respectively.  Our primary cash requirements have been to fund the purchase, manufacture and commercialization of our products. We finance our operations and manufacturing with cash flow from operations and bank financing along with favorable payment terms from some of our vendors.

The Company during the fiscal year ending July 31, 2004 had a need to borrow $1.4 million of additional subordinated debt to meet its working capital needs and the bank provided additional out of formula advances against is collateral base of $1,000,000 to support the up coming seasonal activity in the Company. Management feels that it should be able to sustain positive working capital going forward into the fiscal year ending July 31, 2005. The Company originally projected borrowing an additional $500,000 on subordinated debt during the 1st quarter ending October 31, 2004 to meet its working capital needs.  $467,000 of the additional subordinated debt has been borrowed against, as of October 8, 2004.

Senior Credit Facility

The Company has a senior $15,000,000 line of credit with Wachovia Bank, N.A.  The line of credit expires on August 1, 2005 and is due and payable at such time.  Interest accrues on all amounts extended at the rate of prime plus 3%.  Advances under the credit facility are based on a borrowing formula equal to 85% of eligible domestic accounts receivable plus 60% of eligible finished goods and 30% of eligible components inventory. Borrowings on inventory are capped based upon the Company’s seasonal requirements and are limited to $9,000,000. The credit facility is also available for the issuance of letters of credit. The credit facility is collateralized by the cash and cash equivalents, accounts receivable and inventories of the Company. The credit facility also contains business and financial covenants, including, a minimum tangible net worth, a fixed charge ratio and a limit on capital expenditures.  The Company currently has $5,610,903 outstanding under the line of credit of which Wachovia advanced $1,000,000 out of formula.  The Company will be required to reduce this out of formula amount as follows: prior to November 14, 2004 it must be reduced to no more than $500,000; prior to November 21, 2004 it must be reduced to no more than $250,000; and prior to November 22, 2004 it must be fully repaid.  After repayment of the out of formula borrowing, management believes that the Company will be able to satisfy the financial covenants for the line of credit.  The Company currently expects it will be able to meet the bank requirements of reducing the out of Formula advance on November 14, 2004 to the $500,000.

The Company has two term loans with Wachovia Bank, N.A., in the amount of $156,000 for Term Loan A and $239,445 for Term Loan B as of July 31, 2004.  Interest accrues on the unpaid principal balances of Term Loan A and Term Loan B at an annual rate of prime plus 3 1/2%.  Term Loan B is due and payable on or before December 1, 2005 and Term Loan A is due and payable on or before February 1, 2005.

Subordinated Debt

The Company has borrowed $3,400,000 pursuant to a subordinated debt agreement with Lana, LLC.  The shareholders of Lana, LLC include individuals who are related to board members and officers of the Company. The subordinated debt is collateralized by a security interest in the Company’s accounts receivable and inventory, which is subordinate to all obligations, liens, security interests, rights and remedies in favor of Wachovia. The subordinated indebtedness bears interest, payable annually, at the rate of 16.575% per annum.  The Subordinated debt becomes due when the excess cash exceeds the Net excess availability defined by the Bank.

In June 1996 and May 1997, the Company borrowed $935,000 and $580,000, respectively, from Industrial Development Authority of Mecklenburg County (“IDAMC”) for the acquisition and improvement of the Chase City facility and the purchase and installation of new production equipment, financed through the issuance of two series of Industrial Revenue Bonds (“IRB”) (Series 1996 and Series 1997). The IRBs were backed by irrevocable letters of credit issued by Wachovia, NA. Advances on the letters of credit (which expire June 2011 and 2002, respectively) were, in turn, secured by the Company’s Chase City facility and all other real and personal property of the Company pursuant to a reimbursement agreement between Wachovia and the Company.

On August 13, 2002, the Company borrowed $350,000 from Lake Country Development Corporation of Mecklenburg County for the acquisition and purchase of new equipment to expand the business facility located at Chase City, Mecklenburg County, Virginia.  The Company agreed to create sixty-five jobs within a twenty-four months of the completion of the project.  If at least one job for every $10,000 borrowed (35 jobs) has not been met within the two years, the loan can be called. A good faith effort must be made to create sixty-five jobs.  The repayment of the loan is in eighty-four monthly installments beginning on October 1, 2002 for the amount of $4,784.08 at a interest rate of 4% per annum. There have been no penalties or paydown on our term debt, since we have supplied new employees currently and the creation of jobs was over a two-year period.

In the normal course of business the Company may be exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing, investing and operating transactions.

Tabular Disclosure of Contractual Obligations

The following tables summarize the Company’s obligations and commitments to make future payments under certain contractual obligations. For additional information on debt, see Notes 4 to 7.

Schedule of Contractual Obligations

	Payments Due by Period
Contractual Obligation	Less Than Total	1 year	1-3 years	After 4 years

Long-Term Debt	$1,083,013	$488,016	$319,664	$275,333
Capital Lease Obligation	423,892	16,688	56,497	350,707
Subordinated Debt	3,397,140	3,397,140	—	—
Licensing Agreements	899,080	619,580	264,500	15,000
Operating Leases	1,182,513	260,025	597,159	325,329
Israel Joint Venture	800,000	800,000
Total Contractual Obligation	$7,785,638	$5,581,449	$1,237,820	$966,369

Schedule of Commercial Commitments

	Amount of Commitment expiration per period
Commercial Commitments	Less Than Total	1 Year	1-3 years	After 4 years

Line of Credit (*)	$15,000,000	—	$15,000,000	—
Total Contractual Obligation	$15,000,000	—	$15,000,000	—

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

Financial Condition

   Assets

Total assets declined to $20,407,000 million at July 31, 2004 from $26,500,000 million at July 31, 2003.  The decline was primarily due to a $1,800,000 million write down in obsolete film and packaging inventory, net collection of $1,500,000 income tax receivables and $1,200,000 lower inventory levels due to better sell off of its excess inventory levels from prior year and $1,112,783 depreciation of assets and $132,000 of sales of equipment.

As of July 31, 2004, current assets decreased to $12,140,291 from $17,058,410 as of July 31, 2003, a decrease of $4,918,119, or 28.8%. The decrease primarily reflected decreased inventories, property and equipment and income tax receivables. The Company’s $152,000 decrease in prepaid expenses was principally due to the payment of fees related to the Company’s insurance and a decrease in prepaid royalty fees. The $250,000 increase in deferred taxes on income was attributable to carry back of net operating losses related to the Company’s fiscal year end July 31, 2003.

As of July 31, 2004, plant, property and equipment decreased to $6,103,880 from $7,129,227 as of July 31, 2003, a decrease of approximately $1,025,347 or 14.4%. The decrease was primarily due to depreciation of assets of $1,112,783 and sale of equipment of $132,000.

   Liabilities

As of July 31, 2004, total liabilities decreased to $16,382,550 from $18,427,800 as of July 31, 2003, a decrease of $2,045,250 or 11.1%. The decrease primarily reflects the Company’s decrease in borrowing from the Company’s revolving line of credit, a decrease in trade payables, and pay-down of its long-term debt partially offset by additional borrowings of its subordinated debt.

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

Cash Flows:

Net cash used in Operating Activities:

Net cash used by operating activities for the fiscal year ended July 31, 2004, was $241,801  compared to cash provided of $321,093 in fiscal 2003, respectively. The decrease in cash from operating activities was due primarily to decreases in net income, income taxes receivable, inventory and accounts payable, which were partially offset by an increase in accounts receivable, accrued expenses and current assets.

Net cash provided by operating activities for the fiscal year ended July 31, 2003 was $321,093 compared to cash used of $478,710 in fiscal 2002, respectively.  The improvement in cash provided by operating activities was due to primarily to decreases in inventory, accounts receivable, income tax receivable and accrued expenses, which were partially offset by an increase in the net loss.

Net Cash Used in Investing Activities:

Net cash used in investing activities for the fiscal year ended July 31, 2004 and 2003 decreased to $158,833 from $740,451, respectively, primarily due to the reduction in purchases of production equipment lines and capital improvements at our facilities offset by the sale of certain equipment at our Chase City, Virginia facility.

Net cash used in investing activities for the fiscal year ended July 31, 2003 and 2002 decreased to $740,451 from $2,161,005, respectively, primarily due to the reduction in purchase of production equipment lines and capital improvements for our facility in Chase City, Virginia.

Net Cash Used by Financing Activities:

Net cash provided by financing activities was $184,090 compared to cash used of $62,537 in prior period primarily due to reliance on $1,397,140 borrowings on the Company’s subordinated debt to finance working capital needs which was partially offset by the payoff of $649,361 of the working operating facility and $613,595 of long-term debt and cash proceeds from the exercise of stock options of $49,906. The Company had gross borrowings of $5,610,903 for the fiscal year ended July 31, 2004 and $6,260,264 for the fiscal year ended July 31, 2003 under the line of credit and had no letters of credit outstanding.

Net cash used by financing activities for the fiscal year ended July 31, 2003 and 2002 was $62,537 and cash provided of $2,963,767, respectively. This decrease was primarily due to $1,943,707 pay-down on our credit facility off set by additional subordinated debt financing of $2,000,000, $495,915 pay-down on term debt offset by proceeds of $350,000 on additional term debt. The borrowings for the fiscal year ended July 31, 2003, were approximately $6,260,264 as compared to $8,203,971 for the prior years comparable period. The decrease in borrowing was largely due to restrictions imposed by our bank along with a lower borrowing base used to incorporate eligible collateral. The Company believes that the new credit facility is adequate to meet our cash flow requirements foe fiscal 2004. The impact of lower borrowing from our line of credit facility and financing of subordinated debt offset somewhat the higher interest rates. We have $8,739,739, of our $15,000,000 line of credit available to meet additional seasonal needs to purchase and manufacture inventory subject to availability of accounts receivable and inventory.

During the fiscal year ended July 31, 2004, the Company was in violation of the fixed charge coverage ratio and tangible net worth covenant.  As of the filing date of this annual report for the fiscal year ended July 31, 2004, the bank waived the violation of those covenants for the fiscal 2004. We have amended the credit agreement to modify the covenants and to help ensure our compliance going forward.  Management believes that with the amended credit facility, the Company will be able to meet its covenants.

Principal payments for our long-term debt for the twelve months ending July 31, 2005 are $504,704. During the first quarter ending October 31, 2004, the Company originally projected borrowing additional subordinated debt of approximately $500,000, which would be paid back based on the excess available cash the Company will sustain over the course of the fiscal year ending July 31, 2005 from operations.  $467,000 has been borrowed on the additional subordinated debt as of October 8, 2004. We believe that cash provided by operations for the year will be sufficient to finance our operations and fund debt service requirements for the next twelve months.

Principal payments for the Company’s long term debt for the years ended July 31, 2004 and 2003 were $613,595 and $495,914, respectively. The Company believes that the cash used by operations was not sufficient to finance its operations and fund debt service requirements and therefore had to add borrowings of additional funds against its subordinated debt.

Principal payments for the Company’s long term debt for the years ended July 31, 2003 and 2002 were $495,914 and $254,748, respectively. The Company believes that cash provided by operations will be sufficient to finance its operations and fund debt service requirements.

The Company anticipates that its material capital expenditures for the next 12 months will consist of improvements to the Company’s assembly facilities of approximately $100,000. In addition, the Company will continue to explore opportunities to expand the Company’s business, including possible acquisitions, although the Company has no current agreements or commitments and is not currently engaged in any material negotiations with respect to specific acquisitions. The Company believes that cash provided from operations and available borrowing capacity will be sufficient to fund these expenditures.

ITEM 7A.                    Quantitative and Qualitative Disclosures About Market Risk

From time to time, the Company may utilize derivative financial instruments to reduce foreign currency risks. The Company does not hold or issue derivative financial instruments for trading purposes. During the fiscal year ended July 31, 2004, 2003 and 2002 the Company had no derivative financial instruments.

ITEM 8.                             Financial Statements

The consolidated financial statements of the Company and Subsidiaries and the report of independent certified public accountants thereto are set forth on pages 38 through 58 hereof.

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

ITEM 9B.                    Other Information

No information was required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended July 31, 2004 and not reported.

ITEM 10.                      Code of Ethics

On October 28, 2004, the Company adopted a Code of Ethics that applies to the Company’s Chief Executive Officer and Senior Financial Officers.  A copy of the Code of Ethics is attached as Exhibit 14.1 to this annual report on Form 10-K. A copy of the Code of Ethics will be provided, without charge, upon written request to Sherwood Brands, Inc., 1803 Research Boulevard, Suite 201, Rockville, Maryland 20850, Attention: Chief Financial Officer.

PART III.

ITEM 10.                      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

Directors and Executive Officers

The following are the directors and executive officers of the Company, as well as certain other key employees of the Company:

Name	Age	Position

Uziel Frydman	68	Chairman, President and Chief Executive Officer
Amir Frydman	42	Director, Treasurer and Executive Vice President—Marketing and Product Development
Christopher J. Willi	44	Chief Financial Officer and Secretary
Douglas A. Cummins	62	Director
Kenneth J. Lapiejko	56	Director
Guy Blynn	59	Director
Paul J. Splitek(1)	54	Vice President—Sales
Arthur Wlodarski(1)	47	Vice President—Purchasing

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

Christopher J. Willi has been Chief Financial Officer since May 2001. Mr. Willi has over 19 years of financial and operational experience. From 1998 until joining the Company, Mr. Willi was Chief Financial Officer of CynterCorp, a global IT service business. From 1992 to 1998, Mr. Willi was Corporate Controller of PGI, Inc., a global communication services company, where he directed more than a dozen acquisitions. Prior to that he was Director of Finance for National Trade Productions, Inc and a Asset Manager with a unit of Canadian Pacific Corporation. Before that he was with Arthur Andersen & Co., where he worked in the audit and consulting practice. Mr. Willi earned his J.D. from Southern Methodist University Law School and his B.S. in accounting and finance from the University of Utah.

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

ITEM 11.                      Executive Compensation

Information concerning the Executive Compensation of the Company is hereby incorporated by the reference from the Company’s definitive proxy statement relating to its Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before November 28, 2004.

ITEM 12.                      Security Ownership of Certain Beneficial Owners and Management

Information concerning the security ownership of the Company is hereby incorporated by reference from the Company’s definitive proxy statement relating to its Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before November 28, 2004.

ITEM 13.                      Certain Relationships and Related Transactions

Information concerning Certain Relationships and Related Transactions of the Company is hereby incorporated by reference from the Company’s definitive proxy statement relating to its Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before November 28, 2004.

ITEM 14.                      Principal Accountant Fees and Services

Information concerning Principal Accountant Fees and Services of the Company is hereby incorporated by reference from the Company’s definitive proxy statement relating to its Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A on or before November 28, 2004.

PART IV.

ITEM 15.                      Exhibits, Financial Statements and Reports on Form 8-K

(a) 1. Financial Statements. The following financial statements, related notes and the Report of Independent Auditors, are included in response to Item 8 hereof.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accountants’
Consolidated Balance Sheets at July 31, 2004 and 2003
Consolidated Statements of Operations for the years ended July 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders’ Equity for the years ended July 31, 2004, 2003 and 2002.
Consolidated Statements of Cash Flows for the years ended July 31, 2004, 2003 and 2002
Summary of Accounting policies
Notes to Consolidated Financial Statements
Schedule II-Valuation and Qualifying Accounts

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

10.13	Promissory Note issued to Ilana Frydman by the Registrant, dated August 28, 1991.(1)
10.14	Lease, as amended, for the Registrant’s Rockville offices, executed November 30, 1992.(1)
10.15	1998 Stock Option Plan.(2)
10.16	Receiver’s Bill of Sale by Allen M. Shine, as receiver of E. Rosen Company, dated September 24, 1998.(3)
10.17	Loan and Security Agreement between the Registrant and First Union National Bank, dated June 12, 2001.(4)
10.18	First Amendment to Loan and Security Agreement between the Registrant and Wachovia Bank, National Association, dated April 30, 2001.(5)
10.19	Fifth Amendment to Loan agreements with Wachovia dated July 30, 2003.
10.20	Loan Agreements, Promissory Note with Lake Country Development dated August 15, 2003.
10.21	Sixth Amendment to Loan agreements with Wachovia dated November 24, 2003.
(filed herewith).
10.22	Seventh Amendment to Loan agreements with Wachovia dated February 13, 2004.
(filed herewith).
10.23	Eighth Amendment to Loan agreements with Wachovia dated April 8, 2004.
(filed herewith).
10.24	Ninth Amendment to Loan agreements with Wachovia dated June 11, 2004.
(filed herewith).
10.25	Tenth Amendment to Loan agreements with Wachovia dated July 31, 2004.
(filed herewith).
10.26	Eleventh Amendment to Loan agreements with Wachovia dated August 20, 2004.
(filed herewith).
10.27	Twelfth Amendment to Loan agreements with Wachovia dated August 31, 2004.
(filed herewith).
10.28	Thirteenth Amendment to Loan agreements with Wachovia dated September 13, 2004.
(filed herewith).
10.29	Fourteenth Amendment to Loan agreements with Wachovia dated September 13, 2004.
(filed herewith).
10.30	Fifteenth Amendment to Loan agreements with Wachovia dated October 8, 2004.
(filed herewith).
14.1	Code of Ethics (filed herewith)
21.1	Subsidiaries of the Registrant.(5)
23.1	Consent of BDO Seidman, LLP (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (filed herewith)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to Section 1350. (filed herewith)
32.2	Certification of Chief Financial Officer pursuant to Section 1350. (filed herewith)

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

Date: October 28, 2004

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
Guy Blynn
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders

Sherwood Brands, Inc.

The audits referred to in our report to Sherwood Brands, Inc. dated October 8, 2004 which is contained in this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP

Bethesda, Maryland

October 8, 2004

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance Beginning Of Period	Charged To Costs And Expenses	Deduction	Balance At End Of Period
Year ended July 31, 2002
Allowance for doubtful accounts	$188,600	$227,811	$(290,239)	$126,172
Allowance for customer credits	$83,539	—	$(1,960)	$81,579
Reserve for slow moving inventory	$700,428	$399	—	$700,827
Year ended July 31, 2003
Allowance for doubtful accounts	$126,172	$186,811	$(220,965)	$92,018
Allowance for customer credits	$81,579	34,085	$—	$115,664
Reserve for slow moving inventory	$700,827	$2,192,005	$(1,749,122)	$1,143,710
Year ended July 31, 2004
Allowance for doubtful accounts	$92,018	$181,195	$(169,920)	$103,293
Allowance for customer credits	$115,664	$14,181	$—	$129,845
Reserve for slow moving inventory moving inventory	$1,143,710	$1,817,322	$(841,610)	$2,119,422

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sherwood Brands, Inc.

We have audited the accompanying consolidated balance sheets of Sherwood Brands, Inc. and Subsidiaries as of July 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended July 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sherwood Brands, Inc. and Subsidiaries at July 31, 2004 and 2003 and the results of its operations and cash flows for each of the three years in the period ended July 31, 2004 in conformity with accounting principals generally accepted in the United States of America.

BDO SEIDMAN, LLP

Bethesda, Maryland

October 8, 2004

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

For the years ended July 31,	2004	2003
Assets
Current assets
Cash and cash equivalents	$10,808	$227,352
Accounts receivable, less allowance of $103,000 and $92,000	1,038,123	899,230
Income taxes receivable	54,681	1,020,379
Inventory	9,591,268	13,719,294
Other current assets	581,411	578,155
Deferred taxes on income	864,000	614,000
Total current assets	12,140,291	17,058,410
Net property and equipment	6,103,880	7,129,227
Goodwill	2,001,330	2,001,330
Other assets	160,952	313,504
Total Assets	$20,406,453	$26,502,471

Liabilities and Stockholders’ Equity
Current liabilities
Line of credit	$5,610,903	$6,260,264
Current portion of long-term debt	465,239	530,377
Current portion of subordinated debt	3,397,140	2,000,000
Current portion of capital lease obligation	16,688	15,718
Accounts payable	3,241,708	6,257,145
Accrued expenses	1,761,894	1,325,891
Total current liabilities	14,493,572	16,389,395
Long-term debt	617,774	1,150,513
Capital lease obligation	407,204	423,892
Deferred taxes on income	864,000	464,000
Total Liabilities	16,382,550	18,427,800
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, Class A, $.01 par value, 30,000,000 shares authorized, 3,036,561 and 3,003,476 issued and outstanding	30,366	30,035
Common stock, Class B, $.01 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in-capital	9,893,349	9,843,774
Retained (deficit)earnings	(5,909,812)	(1,809,138)
Accumulated other comprehensive income (loss)	—	—
Total Stockholders’ Equity	4,023,903	8,074,671
Total Liabilities and Stockholders’ Equity	$20,406,453	$26,502,471

See accompanying summary of accounting policies and notes to consolidated financial statements.

SHERWOOD BRANDS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For years ended July 31,
	2004	2003	2002
Net sales	$45,881,039	$49,162,787	$52,782,341
Cost of sales	34,726,872	37,680,097	37,714,680
Write down of inventory	1,817,322	2,192,005	—
Gross profit	9,336,845	9,290,685	15,067,661
Selling, general and administrative expenses	8,420,600	8,192,774	8,313,603
Salaries and related expenses	4,154,036	5,057,115	5,100,167
Non-recurring costs	—	1,932,075	707,551
Total operating expenses	12,574,635	15,181,964	14,121,321
(Loss) income from operations	(3,237,791)	(5,891,279)	946,340
Other income (expense)
Interest income	100	2,636	4,881
Interest expense	(1,032,694)	(623,201)	(468,687)
Other income (expense)	(131,534)	274,728	90,535
Total other (expense) income	(1,164,128)	(345,837)	(373,271)
(Loss) income before provision for taxes on income	(4,401,919)	(6,237,116)	573,069
(Benefit) provision for taxes on income	(301,245)	(866,224)	248,039
Net (loss) income	$(4,100,674)	$(5,370,892)	$325,030
Net (loss) income per share
—basic	$(1.02)	$(1.34)	$0.09
—diluted	(1.02)	(1.34)	0.08
Weighted average common shares outstanding
—basic	4,017,255	3,996,199	3,778,375
—diluted	4,017,255	3,996,199	4,312,762

See accompanying summary of accounting policies and notes to consolidated financial statements.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Accumulated Additional		Other
	Class A		Class B		Paid-In	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, at July 31, 2001	2,700,000	$27,000	1,000,000	$10,000	$7,973,538	$3,236,724	$(18,270)	$11,228,992
Foreign currency (loss)	—	—	—	—	—	—	(12,869)	—
Exercise of stock options	16,250	163	—	—	40,931	—	—	41,094
Restricted stock	—	—	—	—	19,401	—	—	19,401
Issued stock Acquisition	270,559	2,706	—	—	1,674,760	—	—	1,677,466
Warrants issued Acquisition	—	—	—	—	108,226	—	—	108,226
Net income	—	—	—	—	—	325,030	—	—
Comprehensive income	—	—	—	—	—	—	—	312,161
Balance, at July 31 ,2002	2,986,809	29,869	1,000,000	10,000	9,816,856	3,561,754	(31,139)	13,387,340
Foreign currency (loss)	—	—	—	—	—	—	31,139	—
Exercise of stock options	16,667	166	—	—	26,918	—	—	27,084
Net loss	—	—	—	—	—	(5,370,892)	—	—
Comprehensive income	—	—	—	—	—	—	—	(5,339,753)
Balance, at July 31, 2003	3,003,476	$30,035	1,000,000	$10,000	$9,843,774	$(1,809,138)	$—	$8,074,671
Foreign currency (loss)	—	—	—	—	—	—	—	—
Exercise of stock options	25,000	250	—	—	49,656	—	—	49,906
Vesting of restricted stock	8,085	81	—	—	(81)	—	—	—
Net loss	—	—	—	—	—	(4,100,674)	—	—
Comprehensive income	—	—	—	—	—	—	—	(4,100,674)
Balance, at July 31, 2004	3,036,561	$30,366	1,000,000	$10,000	$9,893,349	$(5,909,812)	$—	$4,023,903

See accompanying summary of accounting policies and notes to consolidated financial statements.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended July 31,
	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$(4,100,674)	$(5,370,892)	$325,030
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	1,141,178	961,712	680,013
Deferred income taxes	150,000	31,000	—
Restricted stock	—	—	19,401
Gain (loss) on disposal of equipment	43,002	—	(3,674)
(Gain) loss on foreign currency exchange	—	—	422
Provision for inventory allowance	975,712	2,192,005	399
Provision for doubtful accounts	181,195	186,811	227,811
(Increase) decrease in assets
Accounts receivable	(320,088)	1,461,411	(798,168)
Inventory	2,130,704	44,846	1,346,920
Income taxes receivable	1,817,322	534,699	(674,520)
Other current assets	1,435,866	(127,780)	(87,672)
Other assets	152,552	(4,665)	(210,204)
Increase (decrease) in liabilities
Accounts payable	(3,015,437)	423,844	213,014
Accrued expenses	436,040	(11,898)	(795,008)
Income taxes payable	—	—	(722,474)
Net cash (used in) provided by operating activities	(241,801)	321,093	(478,710)
Cash flows from investing activities
Acquisition costs of Asher Candy	—	—	(58,628)
Proceeds from sale of property, plant & equipment	142,750	—	26,058
Capital expenditures	(301,583)	(740,451)	(2,128,435)
Net cash used in investing activities	(158,833)	(740,451)	(2,161,005)
Cash flows from financing activities
Net borrowings on line of credit	(649,361)	(1,943,707)	3,177,584
Proceeds from LT debt	—	350,000	—
Proceeds from Subordinated debt	1,397,140	2,000,000	—
Payments on debt	(613,595)	(495,914)	(254,748)
Exercise of Stock options	49,906	27,084	40,931
Net cash provided by (used in) financing activities	184,090	(62,537)	2,963,767
Net (decrease) increase in cash and cash equivalents	(216,544)	(481,895)	324,052
Cash and cash equivalents, at beginning of period	227,352	709,247	385,195
Cash and cash equivalents, at end of period	$10,808	$227,352	$709,247
Interest Paid	$1,032,694	$623,201	$468,687
Income Taxes Paid	$—	$—	$1,623,448

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

Sherwood Brands of RI, Inc. was incorporated in September, 1998 in the state of Rhode Island. Sherwood Brands of RI, Inc. d/b/a E. Rosen Company is a manufacturer of hard candies, jelly beans and packer of gift items and baskets. On September 24, 1998 the Company completed the acquisition of certain assets of the E. Rosen Company—d/b/a School House Candy Co. (“Rosen”). Rosen was a Rhode Island corporation, which assembled a variety of holiday gift items including gift baskets. Rosen sold its holiday gift items to such chains as Wal-Mart, Kmart and CVS. The Company paid $4.0 million in cash for the machinery and equipment, inventory and trade names, trademarks and customer lists of Rosen. For financial accounting purposes, the entire purchase price of $4.0 million was allocated to the inventories of raw material, components and finished product.

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

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities at original date of acquisition of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts.

Accounts receivable are customer obligations due under normal trade terms.  We sell our products to those involved in the retail industry.  Accounts receivable are reviewed to determine if any receivables will potentially be uncollectible.  The Company records an allowance for doubtful accounts based on specifically identified amounts that they believe to be uncollectible along with a general reserve.  If the actual collections experience changes, revisions to the allowance may be required.  Any unanticipated change in the customer’s credit worthiness or other matters affecting the collectability of amounts due from such customers, could have a material affect on the results of operations in the period in which such changes or events occur.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, the Company believes the allowance for doubtful accounts as of July 31, 2004 and 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

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

In September 2000, the Emerging Issues Task Force issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10). EITF 00-10 requires that shipping and handling fees billed to customers be classified as revenue and shipping and handling costs be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of sales. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled approximately $2,819,000, $3,529,000 and $2,973,000 in fiscal 2004, 2003 and 2002, respectively.

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

The income tax rate utilized on an interim basis is based on the Company’s estimate of the effective income tax rate for the fiscal year ending July 31, 2004. The Company has a net operating loss carry forward which management believes will offset all taxable income generated in fiscal year 2004.  Therefore, the Company estimated its effective tax rate at 0%. During the quarter ended April 30, 2004, the Company recorded $151,245 of additional income tax benefits as a result of amended returns filed with the Internal Revenue Service and State income tax. These refunds are partially offset by a change in deferred taxes of $150,000.

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

Derivative Financial Instruments

The Company formerly utilized derivative financial instruments to reduce foreign currency risks. The Company did not hold or issue derivative financial instruments for trading purposes. In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was amended in June 2000 by SFAS No. 138, SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that a company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value or the derivative, and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The Company adopted SFAS 133, as amended in the fourth quarter of fiscal 2001. See Note 16.

Comprehensive Income

Comprehensive income (loss) is reported on the Consolidated Statements of Stockholders’ Equity and accumulated other comprehensive (loss) is reported on the Consolidated Balance Sheets. For the Company, other comprehensive income (loss) consists of changes in the fair market value of derivatives. Prior to the fourth quarter of 2001, the Company had no derivative financial instruments or items of other comprehensive income. During the fiscal year ended July 31, 2002 the Company executed a foreign exchange forward contract to purchase 766,000 Euros. In accordance with SFAS 133, as amended, the Company marked the contract to market as of July 31, 2002 and recorded a loss of $31,139 in other comprehensive income since the Company designated the contract as a cash flow hedge. During the fiscal year ended July 31, 2004 the Company had no derivative financial instruments.

Earnings Per Share

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires two presentations of earnings per share-”basic” and “diluted”. Basic earnings per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share is similar to basic earnings per share, except the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Basic and dilutive earnings per share are the same for 2004 and 2003 because the impact of dilutive securities is anti-dilutive. As of fiscal year ending July 31, 2004 the Company has 999,451 options exercisable.

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

If the Company had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated in the following table:

	For years ended July 31,
	2004	2003	2002
Net Income/(loss)
As Reported	$(4,100,674)	$(5,370,892)	$325,030

Deduct: Total stock-based employee
Compensation expense determined under Fair value based method for all awards,
Net of related tax effects	104,000	149,000	242,000

Pro Forma net income (loss)	(4,204,674)	(5,519,892)	83,030
Basic Income/(loss) per Common Share:
As Reported	$(1.02)	$(1.34)	$0.09
Pro Forma	(1.05)	(1.38)	0.02

Diluted income/(loss) per Common Share:
As reported	$(1.02)	$(1.34)	$0.08
Pro Forma	(1.05)	(1.38)	0.02

The Company has issued 38,562 warrants exercisable for shares of Class A common stock exercisable at $6.49 and expire on April 30, 2005.

The Company has issued and outstanding 775,000 warrants to purchase shares of Class A common stock. The warrants are exercisable at $7.50 and expired on May 6, 2003.  The Company did not extend the warrants beyond the expiration date.

Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46-R (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R, which modifies certain provisions and effective dates of FIN No. 46, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated, and is based on the general premise that companies that control another entity through interests other than voting interests should consolidate the controlled entity. The provisions of FIN 46 became effective for the Company during the third quarter of Fiscal 2004. The adoption of this new standard did not have any impact on the Company’s financial position, results of operations or cash flows.

In December, 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Post retirement Benefits.” This revised statement requires additional annual disclosures regarding types of pension plan assets, investment strategy, future plan contributions, expected benefit payments and other items. The statement also requires quarterly disclosure of the components of net periodic benefit cost and plan contributions. This currently has no effect on the Company.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVENTORY

Inventories consist of the following:

	For years ended July 31,
	2004	2003
Raw materials and ingredients	$384,216	$423,497
Components used in assembly	1,043,036	1,496,166
Packaging materials	2,798,591	2,936,702
Work-in-process	130,634	648,539
Finished product	7,262,339	9,358,100
	11,710,690	14,863,004
Less reserve for inventory obsolescence	(2,119,422)	(1,143,710)
Total	$9,591,268	$13,719,294

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	For years ended July 31,
	2004	2003
Land	$85,282	$85,282
Buildings and improvements	2,834,403	2,800,050
Machinery and equipment	6,558,797	6,529,588
Furniture and computer equipment	357,014	335,911
Transportation equipment	105,188	102,414
	9,940,684	9,853,245
Accumulated depreciation	(3,836,804)	(2,724,018)
Total	$6,103,880	$7,129,227

Depreciation expense for the years ended July 31, 2004, 2003 and 2002 was $1,141,178, $961,712 and $674,973, respectively.

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

4. CREDIT FACILITY

The Company has a senior $15,000,000 line of credit with Wachovia Bank, N.A.  The line of credit expires on August 1, 2005 and is due and payable at such time.  Interest accrues on all amounts extended at the rate of prime plus 3%.  Advances under the credit facility are based on a borrowing formula equal to 85% of eligible domestic accounts receivable plus 60% of eligible finished goods and 30% of eligible components inventory. Borrowings on inventory are capped based upon the Company’s seasonal requirements and are limited to $9,000,000. The credit facility is also available for the issuance of letters of credit. The credit facility is collateralized by the cash and cash equivalents, accounts receivable and inventories of the Company. The credit facility also contains business and financial covenants, including, a minimum tangible net worth, a fixed charge ratio and a limit on capital expenditures.  The bank waived all of its financial covenant defaults for the quarters ended April 30, 2004 and July 31, 2004.  As of July 31, 2004, the Company had $5,610,903 outstanding under the line of credit of which Wachovia advanced $1,000,000 out of formula.  The Company will be required to reduce this out of formula amount as follows: prior to November 14, 2004 it must be reduced to no more than $500,000; prior to November 21, 2004 it must be reduced to no more than $250,000; and prior to November 22, 2004 it must be fully repaid.  After repayment of the out of formula borrowing, management believes that the Company will be able to satisfy the financial covenants for the line of credit.  The Company currently expects it will be able to meet the bank requirements of reducing the out of Formula advance on November 14, 2004 to the $500,000.

The Company obtained subordinated debt from Lana, LLC in an amount equal to $2,000,000. The subordinated debt is collateralized by a security interest in the Company’s accounts receivable and inventory.  The subordinated debt is fully subordinated to all obligations and all liens, security interests, rights and remedies in favor of Lana, LLC, a related party to the board and officers.  Management feels that it will be able to comply with the new structure of the financial agreements.

At July 31, 2004 and 2003, the Company had borrowed $5,610,903 and $6,260,264, respectively under the line of credit and had no letters of credit outstanding. During the years ended July 31, 2004, 2003 and 2002, the Company incurred and paid approximately $476,446, $527,047 and $439,473 of interest expense on the line of credit, respectively.

Average short term borrowings and the related interest rates are as follows:

	For years ended July 31,
	2004	2003
Borrowings under revolving line of credit at year end	$5,610,903	$6,260,264
Weighted average interest rate	4.15%	3.99%
Maximum month-end balance during period	$10,647,245	$11,663,335
Average balance during the period	$9,089,197	$10,620,242

On July 30, 2003, the Company entered into a subordinated debt agreement with Lana, LLC for $2,000,000.  The shareholders of Lana, LLC include individuals who are related to board members and officers of the Company.  The subordinated debt bears interest at 16.575% with interest payable annually.  During the fiscal year ending July 31, 2004 the Company borrowed an additional $1.4 million to meet its working capital needs. During the years ended July 31, 2004 and 2003, the Company incurred approximately $496,693 and $49,216 of interest expense on the subordinated debt, respectively.

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

6. LONG-TERM DEBT

Long-term debt consists of the following:

	For years ended July 31,
	2004	2003
Mecklenberg County, Virginia Variable Rate Demand Revenue Bonds issued on June 1, 1996; collateralized by an irrevocable Letter of credit (see Note 5); payable in varying annual amounts; To be redeemed in whole by June 1, 2011; interest at variable Market tax exempt rates (4.40% at July 31, 2004)	$420,000	$460,000
Wachovia term loan on April 30, 2002; collateralized by assets of Asher Candy (see Note 5); payable in monthly amounts of $19,000; to be paid whole by February 1, 2005 interest at Libor Market rate (4.90% at July 31, 2004)	156,000	384,000
Wachovia term loan on April 30, 2002; collateralized by assets of Asher Candy (see Note 5); payable in monthly amounts of $18,056 starting in December 31, 2002; to be paid whole by December 1, 2005 interest at Libor Market rate (4.90% at July 31, 2004)	239,444	523,611
Lake Country Development on October 30, 2002; collateralized by assets of equipment; payable in monthly amounts of $4,784 starting in October 1, 2003; to be paid whole by September 30, 2009 interest at 4.0%	267,569	313,279
	1,083,013	1,680,890
Less current maturities	(465,239)	(530,377)
Long-term portion	$617,774	$1,150,513

The scheduled maturities of long-term debt are as follows:

Amount
Fiscal years ending July 31,
2005	$465,239
2006	122,287
2007	106,527
2008	113,627
2009	120,812
Thereafter	154,521
Total	$1,083,013

7. CAPITAL LEASE OBLIGATION

In May 2000, the Company entered into a capital lease agreement with the New Bedford Redevelopment Authority to lease a 430,000 square foot building in New Bedford, Massachusetts. The facility will be used for assembly and storage of components. Under the terms of the lease the Company paid $400,000 up front and has commitments to pay rent of $25,000 per annum for years one and two and $41,666.66 per annum for years three to twenty. The Company has the option to purchase the building at any time during the lease for $1,200,000 less any amounts of rental payments made. Buildings and improvements includes $855,577, less amortization of $0 and $0 for the year ended July 31, 2004 and 2003, respectively. Lease amortization is included in depreciation expense.

Future minimum payments under the capital lease are as follows:

Amount
Fiscal years ending July 31,
2005	41,667
2006	41,667
2007	41,667
2008	41,667
2009	41,667
Thereafter	447,917
Total	$656,2252
Less amount representing interest	(232,368)
Present value of net minimum lease payments	$423,883

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

The following table relates to options activity in 2002, 2003 and 2004 under the Plan:

	Number of Shares	Weighted average Exercise price per Share
Options outstanding at July 31, 2001	915,168	$2.21
Granted	142,200	$5.30
Cancelled	(16,250)	$2.53
Options outstanding at July 31, 2002	1,041,118	$2.93
Granted	—	$—
Exercised	(16,667)	$1.63
Options outstanding at July 31, 2003	1,024,451	$2.95
Granted	—	$—
Exercised	(25,000)	$2.00
Options outstanding at July 31, 2004	999,451	$2.98
Options exercisable at July 31, 2002	749,718	$2.64
Options exercisable at July 31, 2003	744,162	$2.64
Options exercisable at July 31, 2004	731,829	$2.65

A summary of stock options outstanding and exercisable as of July 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.63 to $1.63	559,751	6.0	$1.63	489,829	$1.63
$2.31 to $3.10	155,000	5.2	$2.99	99,500	$2.98
$5.30 to $5.95	284,700	5.4	$5.63	142,500	$5.95

The options under the Plan granted in fiscal year 2001 expire August 2, 2010 and those granted in fiscal year 2002 expire April 2011.

10. INCOME TAXES

The provisions for income taxes was as follows:

	For the years ended July 31,
	2004	2003	2002
Current tax provisions (benefit):
Federal	$(137,275)	$(837,181)	$220,039
State	(13,970)	(60,043)	28,000
Current (benefit) provision for income taxes	(151,245)	(897,224)	248,039
Deferred Tax
Federal	(134,000)	25,000	—
State	(16,000)	6,000	—
Total Deferred Tax	(150,000)	31,000	—
Total (benefit) provision on income taxes	$(301,245)	$(866,224)	$248,039

During 1999, the IRS examined the tax returns for Sherwood Brands, Inc. and Sherwood Brands Overseas, Inc. for the tax years ended July 31, 1995 to July 31, 1997. The IRS proposed an adjustment, which the Company contests. The Company did not agree with the IRS position and had settled the adjustment for the tax year ended July 31, 1997. Under the settlement with the IRS the Company paid $90,000 for the taxes due during the fiscal year ended July 31, 2002 and filed an amendment, which the Company was able to carry back an NOL which accounted for a refund due the company of approximately $83,000. In the fiscal year ended 2003 the company received the tax refund of $83,000 for the amended return.

The tax effects of the significant temporary differences, which comprised the deferred tax assets and liabilities, were as follows:

	For the years ended July 31,
	2004	2003
Deferred tax assets
Net operating losses	$1,912,000	$2,089,000
Officers salary payable	15,000	15,000
Allowance for doubtful accounts and customer credits.	85,000	81,000
Inventory obsolescence reserve	780,000	444,000
Uniform capitalization on inventories	282,000	34,000
Other	49,000	40,000
Total deferred tax asset	3,123,000	2,703,000
Deferred tax liabilities
Accumulated depreciation	(761,000)	(413,000)
Goodwill	(103,000)	(51,000)
Total deferred tax liability	(864,000)	(464,000)
Valuation allowance	$(2,259,000)	(2,089,000)
Net deferred tax asset	$0	$150,000
Net current deferred tax asset	$864,000	$614,000
Net long-term deferred tax (liability)	$(864,000)	$(464,000)

The following summary reconciles taxes at the federal statutory rate with recorded tax (benefit) expense:

	For the years ended July 31,
	2004	2003	2002
Income tax (benefit) expense at statutory rate	$(1,529,902)	$(2,120,619)	$194,839
Increase (decrease) in taxes resulting from:
Effect of untaxed income from foreign subsidiary	—	9,800	54,700
Valuation allowance on net operating losses	1,648,000	2,089,000	—
State and local taxes, net of federal income tax benefits	(207,887)	(60,043)	50,000
Federal and State, net operating losses and credits used	(151,245)	(837,181)	(22,000)
Other	(60,211)	52,819	(29,500)
Total (benefit) provision for taxes	$(301,245)	$(866,224)	$248,039

10. COMMITMENTS AND CONTINGENCIES

The Company leases office space in Maryland, and office and warehouse facilities in Rhode Island and a manufacturing facility in New Hyde Park, New York. Rental expense under these leases aggregated approximately $688,832, $809,618 and $762,437 for the years ended July 31, 2004, 2003 and 2002, respectively. The lease for office space in Maryland is subject to annual increases based upon both certain allocated operating costs and increases in the Consumer Price Index.

Future minimum rental commitments under operating leases as of July 31, 2004 are summarized in the following table:

Amount
Years Ended July 31,
2005	$260,025
2006	251,378
2007	171,099
2008	174,681
2009	178,370
Thereafter	146,961
Total	$1,182,514

The Company leases approximately 10,000 square feet of office space in Rumford, Rhode Island which has access to skilled and unskilled labor. The Company did not exercise its option to extend the term of our leases on its old office in Pawtucket, Rhode Island, which it vacated on March 31, 2004. The New Bedford, Massachusetts facility together with a relationship with its ship line carrier now has various assembly and distribution facilities which it can utilize to improve our shipping costs and assembly of our products.

The Company is, from time to time, involved in litigation incidental to the conduct of its business. The Company is currently involved in several actions. In particular, the Company’s landlord at its Rhode Island facility has named the Company as a defendant in an action seeking security for claims relating to the lease agreement. The Company deposited $180,000 with the registry of the court relating to claims for payment of real estate taxes, water and sewer, rent of other occupied space and repair expenses. The Company in November 2003 settled the claims with the landlord, which resulted in a $275,000 settlement of which the $180,000 deposit was offset against the amount agreed in the settlement. The accrual in the financial statements was sufficient to cover all outstanding obligations to the landlord. We vacated the space on March 31, 2004.

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

On August 1, 2001, the employment agreements for Uziel Frydman and Amir Frydman were extended for additional three year terms (until July 31, 2004), each on substantially the same terms and conditions as in effect under their respective existing employment agreements. The annual base salaries payable to Uziel Frydman, Amir Frydman under the amended agreements were increased to $451,333 and $389,149, respectively, effective August 1, 2001 and are subject to annual increases. Under the amendments to the employment agreements, each of Uziel Frydman and Amir Frydman are entitled to participate in the Company’s 1998 Executive Compensation Incentive Plan. For fiscal years beginning on or after August 1, 2001, the bonus pool will be increased proportionately to the extent that earnings before interest, taxes, and depreciation and amortization (EBITDA) in any year exceeds the EBITDA for the fiscal year ended July 31, 2001. There currently are no employment agreements for all the key executives as of the fiscal year ended July 31, 2004.

11. EMPLOYEE BENEFIT PLANS

Effective January 15, 1987, the Company established a profit-sharing plan and a money purchase pension plan covering all full-time employees meeting the minimum age and service requirements. Under the terms of the Money Purchase Pension Plan, the Company contributed 5.7% of total wages in the year ended July 31, 1997.

The Money Purchase Pension Plan was terminated and the assets were merged with the 401(k) Plan. All participants in the Money Purchase Pension Plan were fully vested in the 401(k) Plan as of August 1, 1997. There were no contributions made in 2004, 2003 and 2002.

12. LICENSING AGREEMENTS

During the year ended July 31, 2004, the Company had a total of eighteen licensing agreements, three during the fiscal year ended July 31, 2004, nine during the fiscal year ended July 31, 2003 and six in fiscal year ended July 31, 2002, to incorporate its products into gift sets and to manufacturing of candies and wafers. The royalty rates for such licenses are from 2% to 15% of net sales and expire in range of two to three years. The products to be incorporated into the Company’s gift set items are primarily for the first quarter and Easter selling season. The Company entered into a licensing agreement to produce everyday candies and wafers. The Company paid $12,500 in advance fees for the rights under the licensing agreements. These advance fees were be offset against any amounts due on royalties. There are no other minimum license fees under these agreements. The Company incurred $926,000 and $227,000 in royalties during the year ended July 31, 2004 and 2003, respectively. The Company is currently pursuing other licenses with similar terms and conditions. The Company expects to see increased revenue for products related to the agreements beginning in the year ending July 31, 2005.

13. SUPPLEMENTAL CASH FLOWS DISCLOSURE

	For the years ended July 31,
	2003	2002	2001
Stock issued for Asher acquisition	$—	$1,675,000	$—
Warrants issued for Asher acquisition	—	108,000	—

14. CONCENTRATION OF CREDIT RISK AND EXPORT SALES

The Company has a variety of customers, including mass merchandisers, drug stores and grocery stores throughout the United States and abroad. For the year ended July 31, 2004 three customers accounted for approximately 4%, 27% and 7% of the Company’s net sales. For the year ended July 31, 2003 the same three customers accounted for approximately 16%, 10% and 9% of the Company’s total net sales. For the year ended July 31, 2002 the same two customers accounted for approximately 29%, 8% and 14% of the Company’s total net sales. These net sales are included in the three business segments. The Company had sales to customers in Canada which represent 1.0%, 0.4% and 0.4% of net sales in fiscal 2004, 2003 and 2002, respectively.

15. NON-RECURRING COSTS

During the year ended July 31, 2004, the Company incurred no start up costs but incurred during the fiscal year ended July 31, 2003 $1,932,075 in start-up costs associated with the consolidation of its manufacturing facility in Rhode Island into its Chase City facility. These costs primarily consist of training and production inefficiency on machinery and equipment in the Chase City facility.

During the year ended July 31, 2002 the Company incurred $707,551 of moving and start-up costs associated with the consolidation of its manufacturing facility in Rhode Island into its Chase City facility. These costs primarily consist of freight and dismantling of machinery and equipment in Rhode Island and courier costs in relocating the machinery and equipment to its Chase City facility.

The Company wrote down $1,200,000 of packaging materials and $1,000,000 of inventory of hard candy product lines that will no longer be manufactured at the Company’s Chase City facility during it fiscal year ended July 31, 2003 and wrote down $1,817,000 of packaging materials that will no longer be utilized for fiscal year ended July 31, 2004. These product lines will be manufactured by the Company’s overseas third party suppliers.

16. ADVERTISING COSTS

Advertising costs, included in selling, general and administrative expenses, are expensed as incurred and were $1,418,000, $928,000 and $1,127,000 for the years ended July 31, 2004, 2003 and 2002, respectively.

17. ACCRUED EXPENSES

Accrued expenses consist of the following:

	July 31,
	2004	2003
Payroll and benefits	$212,648	$226,117
Compensation expense-Options Granted	184,930	184,930
Professional fees	201,091	169,080
Commissions	56,414	35,576
Inventory costs	71,848	60,228
Personal property taxes	29,630	351,586
Water and sewer	—	85,452
Accrued travel expenses	55,000	55,000
Sales and use tax	96,158	68,585
Accrued Subdebt interest	392,577	—
Other	461,598	89,337
Total	1,761,894	1,325,891

18. QUARTERLY DATA

Summary quarterly results were as follows:

	Quarter
Year 2004	First	Second	Third	Fourth
Net Sales	$17,420,813	$17,413,159	$9,344,200	$1,702,867
Gross profit	5,036,671	5,256,229	1,657,144	(2,613,199)
Net income (loss)	1,509,962	1,281,075	(1,703,390)	(5,186,359)
Basic earnings (loss) per share	$0.38	$0.32	$(0.42)	$(1.29)
Diluted earnings (loss) per share	$0.37	$0.29	$(0.42)	$(1.29)

	Quarter
Year 2003	First	Second	Third	Fourth
Net Sales	$18,462,212	$19,390,601	$9,482,412	$1,827,562
Gross profit	5,506,469	5,047,301	(629,368)	(633,717)
Net income (loss)	708,949	(77,865)	(2,750,026)	(3,251,950)
Basic earnings (loss) per share	$0.18	$(0.02)	$(0.69)	$(0.81)
Diluted earnings (loss) per share	$0.16	$(0.02)	$(0.69)	$(0.81)

The Company’s sales and net income historically are greater during the first and second quarters of the fiscal year relative to the third and fourth quarters due to sales associated with major holidays celebrated during these periods.

19. OPERATING SEGMENTS

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

	Year ended July 31, 2004
	Manufactured Candy	Purchased Candy	Gift Items	Other Total	Consolidated
Total revenue	$8,372,195	$22,547,967	$14,960,877	$—	$45,881,039
Gross margin	(4,265,921)	9,499,351	4,103,414	—	9,336,844
Interest expense	498,708	378,370	161,895	—	1,038,973
Segment assets	11,385,327	3,100,985	3,651,474	2,268,667	20,406,453
Depreciation and amortization	874,664	8,702	153,039	76,378	1,112,783

	Year ended July 31, 2003
	Manufactured Candy	Purchased Candy	Gift Items	Other	Consolidated Total
Total revenue	$17,164,078	$15,934,155	$16,064,554	$—	$49,162,787
Gross margin	(2,599,646)	6,934,383	4,955,948	—	9,290,685
Interest expense	154,992	295,160	173,049	—	623,201
Segment assets	15,492,718	3,625,358	5,949,931	1,434,464	26,502,471
Depreciation and amortization	802,353	—	106,206	53,153	961,712

	Year ended July 31, 2002
	Manufactured Candy	Purchased Candy	Gift Items	Other	Consolidated Total
Total revenue	$13,638,031	$11,891,627	$27,252,683	$—	$52,782,341
Gross margin	(316,308)	4,630,738	10,753,231	—	15,067,661
Interest expense	224,970	170,685	73,032	—	468,687
Segment assets	16,561,958	4,002,755	10,210,136	805,235	31,390,954
Depreciation and amortization	567,383	—	75,063	37,567	680,013

20. MANAGEMENT PLANS BASED ON A YEAR OF SIGNIFICANT LOSSES

The Company’s management feels that by moving its complete manufacturing operations in the United States to its overseas suppliers in Argentina and other overseas suppliers the Company will reduce its operating losses associated with the manufacturing segment of its business. The agreements put in place with its South American partners will greatly reduce our cost structures going forward from variable to fixed. Managements continued reduction in its overhead and burden absorption structure going into fiscal year 2005 will enable the Company to direct its operations on the right path through fiscal year 2005 and onward. The following highlights various key initiatives that have been done and will continue to improve the overall operations.

•                  Closing of Asher Candy at its New Hyde Park, New York facility

•                  Reduction of variable cost pricing in manufacturing. Fixed cost pricing for purchased products, eliminating continual changes in commodity or labor cost variables for manufactured products.

•                  Direct Shipment to customers from South America and China.

•                  Reduction in overhead and burden absorption at its manufacturing facility in New Hyde Park, New York and Chase City, Virginia as a result of purchasing instead of manufacturing products.

•                  Reduction of products not profitable to the Company

•                  Consolidation of its public warehouse into the Company’s own facilities.