Form 10-Q
period 2004-10-31
SHERWOOD BRANDS INC
filed 2004-12-15
CIK 1053178

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  October 31, 2004

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

Yes ☐        No ☒

The number of shares outstanding of the registrant’s Class A Common Stock, $.01 par value per share, as of December 13, 2004 was 3,036,561. The number of shares outstanding of the registrant’s Class B Common Stock, $.01 par value per share, as December 13, 2004 was 1,000,000. The Class B Common Stock is not publicly traded.

Transitional Small Business Disclosure Format (check one):

Yes ☐       No ☒

SHERWOOD BRANDS, INC.

INDEX

PART I	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets - October 31, 2004 (unaudited) and July 31, 2004

Consolidated Statements of Operations - Three months ended October 31, 2004 and 2003 (unaudited)

Consolidated Statements of Cash Flows - Three months ended October 31, 2004 and 2003 (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

SHERWOOD BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	October 31, 2004	July 31, 2004

Assets
Current assets
Cash and cash equivalents	$13,801	$10,808
Accounts receivable, less allowance of $134,000 and $103,000	10,087,185	1,038,123
Inventory	12,949,310	9,591,268
Income taxes receivable	—	54,681
Other current assets	631,272	581,411
Deferred taxes on income	864,000	864,000
Total current assets	24,545,568	12,140,291
Net property and equipment	5,866,430	6,103,880
Goodwill	2,001,330	2,001,330
Other assets	180,502	160,952
TOTAL ASSETS	$32,593,830	$20,406,453
Liabilities and Stockholders’ Equity
Current liabilities
Line of credit	$12,471,850	$5,610,903
Short-term Debt	467,800	—
Current portion of long-term debt	376,850	465,239
Current portion of subordinated debt	3,352,140	3,397,140
Current portion of capital lease obligation	16,688	16,688
Accounts Payable	5,637,116	3,241,708
Accrued expenses	3,452,446	1,761,894
Total current liabilities	25,774,890	14,493,572
Deferred taxes on income	864,000	864,000
Long-term debt	583,055	617,774
Obligations under capital lease	403,125	407,204
TOTAL LIABILITIES	27,625,070	16,382,550
Stockholders’ equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, Class A, $.01 par value, 30,000,000 shares authorized, 3,036,561 and 3,036,561 shares issued and outstanding	30,366	30,366
Common stock, Class B, $.01 par value, 5,000,000 shares authorized, 1,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in-capital	9,893,349	9,893,349
Retained earnings (deficit)	(4,964,955)	(5,909,812)

TOTAL STOCKHOLDERS’ EQUITY	4,968,760	4,023,903
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,593,830	$20,406,453

See accompanying notes to consolidated financial statements.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended October 31,
	2004	2003

Net sales	$11,692,537	$17,420,813
Cost of sales	8,352,639	12,384,142
Gross profit	3,339,898	5,036,671
Selling, general and administrative expenses	1,166,121	2,231,517
Salaries and related expenses	921,024	1,062,982
Total operating expenses	2,087,145	3,294,499
Income from operations	1,252,753	1,742,172
Other income (expense)
Interest income	3	19
Interest expense	(297,763)	(236,766)
Other (expense)income	(10,136)	4,537
Total other (expense)income	(307,896)	(232,210)
Income before provision for taxes on income	944,857	1,509,962
Provision for taxes on income	—	—
Net income	$944,857	$1,509,962
Net income per share-basic	$0.23	$0.38
-diluted	0.23	0.37
Weighted average shares outstanding-basic	4,036,561	3,996,199
-diluted	4,146,017	4,136,235

See accompanying notes to consolidated financial statements.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three months ended October 31,
	2004	2003

Cash flows used in operating activities
Net income	$944,857	$1,509,962
Adjustments to reconcile net income to net cash used in operating activities
Depreciation expense	237,450	248,444

Provision for doubtful accounts	30,396	75,682
(Increase) decrease in assets
Accounts receivable	(9,079,458)	(13,421,200)
Income taxes receivable	54,681	(49)
Inventory	(3,358,042)	(3,012,118)
Other current assets	(49,861)	88,878
Other assets	(19,550)	(5,000)
Increase (decrease) in liabilities
Accounts payable	2,395,408	2,877,533
Accrued expenses	1,690,552	1,631,901

Net cash used in operating activities	(7,153,567)	(10,005,966)
Cash flows from investing activities
Proceeds from sales of assets	—	142,750
Capital expenditures	—	(111,992)
Net cash provided by investing activities	—	30,759
Cash flows from financing activities
Net borrowings on line of credit	6,860,947	9,995,531
Borrowing on short-term debt	467,800	—
Payments on subordinated debt	(45,000)	—
Payments on long term debt	(127,187)	(126,266)
Net cash provided by financing activities	7,156,560	9,869,265
Net increase in cash and cash equivalents	2,993	(105,943)
Cash and cash equivalents, at beginning of period	10,808	227,352
Cash and cash equivalents, at end of period	$13,801	$121,409

See accompanying notes to consolidated financial statements.

SHERWOOD BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.             BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Sherwood Brands, Inc., and its direct and indirect wholly-owned subsidiaries, Sherwood Brands, LLC, a Maryland limited liability company, Sherwood Brands of RI Inc., a Rhode Island corporation, Sherwood Brands Overseas, Inc., a Bahamas entity (“Overseas”), and Asher Candy, Inc., a Wyoming corporation (collectively referred to herein as, “we”, “our”, “us” or, the “Company”). All material inter-company transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements, and the notes thereto, included in the Company’s July 31, 2004 Annual Report and Form 10-K filed on October 29, 2004.

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

Sherwood Brands of RI, Inc. is a wholly owned subsidiary of Sherwood Brands, Inc. that was incorporated in September, 1998 in the state of Rhode Island. Sherwood Brands of RI, Inc. d/b/a E. Rosen Company, that prior to fiscal 2005, formerly manufactured hard candies and jelly beans and continues to assemble and market gift items and baskets to chains such as Wal-Mart, Kmart and CVS.

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

3.             INTERIM FINANCIAL INFORMATION

The financial information as of October 31, 2004 and for the three months ended October 31, 2004 and 2003 is un-audited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. Results for interim periods are not necessarily indicative of results to be expected for an entire year.

The July 31, 2004 consolidated balance sheet amounts have been derived from the previously audited Consolidated Balance Sheet of Sherwood Brands, Inc.

4.             INVENTORY

Inventory consists of raw materials, packaging materials, components used in assembly, work- in- process and finished goods and is stated at the lower of cost or market. Cost is determined by the FIFO (first-in, first-out) method. Inventory consists of the following:

	October 31 2004	July 31 2004
	(unaudited)
Raw materials and ingredients	$372,459	$384,216
Components used in assembly	1,341,523	1,043,036
Packaging materials	2,802,970	2,798,591
Work-in-process	84,065	130,634
Finished product	10,413,719	7,262,339

	15,014,736	11,710,690
Less reserve for inventory obsolescence	(2,065,426)	(2,119,422)

	$12,949,310	$9,591,268

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

6.             INCOME TAXES

Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes (SFAS 109).” Under SFAS 109, deferred taxes are determined using the liability method, which requires the recognition of deferred tax assets and liabilities based on differences between the financial statement and the income tax basis using presently enacted tax rates.

The income tax rate utilized on an interim basis is based on the Company’s estimate of the effective income tax rate for the fiscal year ending July 31, 2004. The Company has a net operating loss carry forward which management believes will offset all taxable income generated in fiscal year 2004.  Therefore, the Company estimated its effective tax rate at 0%.

7.             STOCK BASED COMPENSATION

The Company adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS No. 123” (“SFAS 148”), but continues to measure compensation cost for the stock options using the intrinsic value method prescribed by APB Opinion No. 25.  Compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price on the measurement date.  No compensation expense is recognized for the Company’s option grants that have an exercise price equal to the market price on the date of the grant. As allowable under SFAS 148, the Black-Sholes method to measure the compensation cost of stock options granted.  The Company did not grant any stock options to employees in the quarters ended October 31, 2004 or 2003.

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

If we had elected to recognize compensation cost based on the value at the grant dates with the method prescribed by SFAS 148, net income and earnings per share would have been changed to the pro forma amounts indicated in the following table:

	For the three months ended October 31,
	2004	2003
Net Income
As Reported	$944,857	$1,509,962

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	26,000

Pro Forma net income	$944,857	$1,483,962
Basic Income per Common Share:
As Reported	$0.23	$0.38
Pro Forma	0.23	0.37
Diluted income per Common Share:
As Reported	$0.23	$0.37
Pro Forma	0.23	0.36

8.             EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period.  Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.  Antidilutive options are excluded from the earnings per share calculations when the option price exceeds the average market price of the common shares for the period. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three months ended October 31, 2004 and October 31, 2003:

For the three months ended October 31, 2004	Income	Shares	Per Share Amount

Basic earnings per share
Income available to common shareholders	$944,857	4,036,561	$0.23
Effect of dilutive stock options		109,456
Dilutive earnings per share	$944,857	4,146,017	$0.23

For the three months ended October 31, 2003	Income	Shares	Per Share Amount

Basic earnings per share
Income available to common shareholders	$1,509,962	3,996,199	$0.38
Effect of dilutive stock options		140,036
Dilutive earnings per share	$1,509,962	4,136,235	$0.37

9.             CONTINGENCY

The Company is, from time to time, involved in litigation incidental to the conduct of its business. The Company is currently involved in several actions.  In particular, the Company is currently involved as Plaintiff in a suit brought before the Circuit Court for Montgomery County, Maryland, presenting claims in connection with the merger agreement under which Sherwood Brands acquired securities of Asher Candy Acquisition Corporation and agreed to sell securities in Sherwood Brands to prior shareholders of Asher Candy.  The complaint alleges that the Company was fraudulently induced to enter into the merger agreement on the basis of, among other things, material misrepresentations and omissions by the shareholders of Asher Candy.  Sherwood Brands is seeking declaratory and injunctive relief and award of damages against the former shareholders of Asher Candy for violations of the merger agreement and for common law fraud and violations of applicable securities laws.  Pending resolution of the litigation, the Company has refused to honor the demand of the former shareholders for the Company to repurchase half of the shares issued to them at a price of $4.50 per share. Certain of the shareholders have filed a counterclaim seeking $7.0 million in damages.  The Company believes that it has defenses to the counterclaim. There can be no assurance that the Company will not be a party to other litigation in the future.

10.          LICENSING AGREEMENTS

During the quarter ended October 31, 2004, the Company entered into two licensing agreements to incorporate products into gift sets. The royalty rates for such licenses are from 3% to 5% of net sales and expire in range of three years.

The products are to be incorporated into the Company’s gift set items during the Christmas and Easter holiday season. The Company paid $3,000 in advance fees for the licenses. These advance fees will be offset against any amounts due on royalties. There is a $5,000 minimum guaranteed license fee under these agreements. The Company incurred $172,982 and $212,047 in royalties for the quarters ended October 31, 2004 and 2003, respectively. The Company is currently pursuing other licenses with similar terms and conditions.

11.          CREDIT FACILITY

During the quarter ended October 31, 2004, the Company was in compliance with the financial covenants under its credit facility relating to the fixed charge coverage ratio. Management believes that the Company will maintain compliance with the restrictive covenants for the remainder of 2005.

12.          CONCENTRATION OF CREDIT RISK AND EXPORT SALES

The Company has a variety of customers, including mass merchandisers, drug stores and grocery stores throughout the United States and abroad. For the quarter ended October 31, 2004 three customers accounted for approximately 21%, 10% and 7% of the Company’s net sales. For the quarter ended October 31, 2003 the same three customers accounted for approximately 16%, 8% and 4% of the Company’s total net sales.  The Company had sales to customers in Canada, which represent 0.64% and 0.23% of net sales for the quarters ended October 31, 2004 and 2003, respectively.

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

Our reportable segments are strategic business units that offer different products.  We have minimal assets outside of the United States.  There is no concentration of net sales in any one area within the United States.  Net sales outside of the United States are minimal.

		Three Months ended October 31, 2004
	Manufactured Candy	Purchased Candy	Gift Items	Other	Consolidated Total
Total revenue	$2,279,846	$9,016,923	$395,768	$—	$11,692,537
Gross margin	(832,179)	4,068,770	103,029	—	3,339,620
Interest expense	142,926	108,438	46,399	—	297,763
Segment assets	8,895,676	12,943,867	9,790,651	963,636	32,593,830
Depreciation and amortization	136,411	57,075	32,649	11,315	237,450

		Three Months ended October 31, 2003
	Manufactured Candy	Purchased Candy	Gift Items	Other	Consolidated Total
Total revenue	$5,605,903	$8,302,312	$3,515,126	$—	$17,420,813
Gross margin	90,326	3,801,575	1,147,298	—	5,036,671
Interest expense	113,643	86,225	36,893	—	236,766
Segment assets	10,731,663	17,662,819	12,640,937	1,355,713	42,391,132
Depreciation and amortization	172,919	—	33,884	41,868	248,444

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Important Information Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include statements regarding the intent, belief or current expectations of the company and its management.  Such forward-looking statements are subject to a variety of risks and uncertainties, many of which are beyond our control, which could cause actual results to differ materially from those contemplated in such forward-looking statements, including in particular the risks and uncertainties described under “Risk Factors” in our Form 10-K filed with the commission on October 29, 2004. Existing and prospective investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise the information contained in this quarterly report on Form 10-Q, whether as a result of new information, future events or circumstances or otherwise.

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

The loss of a significant customer could have an adverse effect on our business. We are dependent on a limited number of customers for a significant portion of our revenues. Big Lots, Dollar General and Rite Aid accounted for approximately 21%, 10% and 7%, respectively, of sales for the three months ended October 31, 2004. Big Lots, Dollar General and Rite Aid accounted for approximately 17%, 8% and 4%, respectively, of sales for the quarter ended October 31, 2003. Sam’s Club and Wal-Mart accounted for approximately 0% and 4% of our sales for quarter ended October 31, 2004 and 12% and 8% of our sales for quarter ended October 31, 2003, respectively. We do not maintain agreements with our customers and sell products pursuant to purchase orders placed from time to time in the ordinary course of business. The loss of a significant customer could have an adverse effect on our business.

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

We depend on our trademarks. We hold United States trademark registrations for the “ELANA,” “RUGER”, “TONGUE TATTOO”, “STRIP-O-POP”, “SMILE POPS” and “demitasse” names, and have filed applications to register certain other names, including “COWS,” and use other names for which we have not applied for registration. We believe that our rights to these names are a significant part of our business and that our ability to create demand for our products is dependent to a large extent on our ability to exploit these trademarks. Our failure to protect our trademarks and other intellectual property rights could negatively impact the value of our brand names. We are not aware of any other infringement claims or other challenges to our rights to use these marks.  We have requested some of our marks to be registered in countries other than the U.S. and may apply for additional registration as appropriate, based on our needs to register our marks for worldwide distribution.

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

We face various risks relating to foreign manufacturing. During the three months ended October 31, 2004 and 2003, approximately 77% and 45%, as a percent of net sales, or $9,016,924 and $8,302,312, respectively, of our products were manufactured in foreign countries. We have been and will continue to be subject to risks associated with the manufacture of products in foreign countries, primarily in Argentina, Austria, Belgium, Brazil, China and Holland. These risks include material shipping delays, fluctuations in foreign currency exchange rates, customs duties, tariffs and import quotas and international political, regulatory and economic developments. We assume the risk of loss, damage or destruction of products when shipped by a manufacturer. Because we pay for some of our products manufactured outside the United States in foreign currencies, any weakening of the United States dollar in relation to relevant foreign currencies, could result in significantly increased costs to us. In addition, some products manufactured overseas are subject to import duties. Deliveries of products from our foreign manufacturers could also be delayed or restricted by the future imposition of quotas. If quotas were imposed, it is possible that we would not be able to obtain quality products at favorable prices from domestic or other suppliers whose quotas have not been exceeded by the supply of products to their existing customers.

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

Our President and Chief Executive Officer controls our company. Mr. Uziel Frydman, President and Chief Executive Officer, owns 400,000 shares of Class A Common Stock (with a right to acquire an additional 202,984 upon the exercise of options) and 1,000,000 shares of Class B Common Stock, representing, in the aggregate, approximately 38% of the outstanding Common Stock of our company and 74% of the voting control of our company, assuming that all of Mr. Frydman’s options are exercised. Accordingly, Mr. Frydman will be able to direct the election of all of our company’s directors, increase the authorized capital, dissolve, merge or sell the assets of our company, and generally direct the affairs of our company. In addition, the level of control exercised by Mr. Frydman may discourage investors from purchasing our Common Stock.

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

For the year ended July 31, 2004 and first quarter ended October 31, 2004, we had a total of eighteen licensing agreements, two signed during first quarter ended October 31, 2004, three signed during the fiscal year ended July 31, 2004 and fifteen signed as of our fiscal year ended July 31, 2003. However, two were not renewed upon expiration.  The licenses are to incorporate products into gift sets and to manufacture candies and wafers. The royalty rates for such licenses range from 2% to 12% of net sales and expire in 2 to 3 years. The products to be incorporated into our gift set items are primarily for the first quarter and Easter selling season. We entered into a licensing agreement to produce everyday candies and wafers. We paid a total of $939,000 in advance fees for the rights under the licensing agreement since inception. These advance fees were offset against any amounts due on royalties. There were no other minimum license fees under this agreement. We incurred $172,982 and $212,047 in royalties for the quarter ended October 31, 2004 and 2003, respectively. We are currently pursuing other licenses with similar terms and conditions. We expect the greatest impact from the agreements will occur in the year ending July 31, 2005.

Christmas and Easter gift sets and gift baskets are assembled and distributed from our Massachusetts facility. We purchase product primarily from the Pacific Rim. We are continually looking to further reduce costs by more efficient sourcing.

During the first quarter of fiscal 2005, Sherwood Brands closed the New Hyde Park, New York location as of October 29, 2004.  Sherwood incurred approximately $25,000 expenses in closure and severance costs.  The company’s current assets previously located at the New Hyde Park facility have been moved to our Chase City, Virginia facility and some will be moved to our overseas suppliers during the second quarter ending January 31, 2005.

In the fall of 2003, Sherwood Brands began moving its hard candy manufacturing to overseas suppliers.  Sherwood Brands finalized a production and manufacturing agreement with the largest manufacturer in Argentina and South America.  This Argentine manufacturer is one of Sherwood Brands’ key suppliers, specializing in manufacture of hard candies, chocolates, cookies and butter toffees. The Argentine company does not have the equipment or the facilities to completely take over the production of all our product lines.  The Chase City facility continues to produce certain products, which the Argentine company cannot yet produce.  The Chase City facility also is being utilized as a warehouse for Christmas seasonal items that need to be shipped to our southeast region customers.

In Spring 2004, Sherwood entered into a production agreement with a second Argentine company to manufacture lollipops. Sherwood benefits from the expertise and technology of the second Argentine company in lollipop production. The second Argentine company is using a combination of Sherwood equipment and their own equipment allowing Sherwood to increase margins, capacity and marketability of Sherwood products.

We did not extend the term of the lease for our Rhode Island facility and we vacated the location on March 31, 2004.  Instead we are using our New Bedford, Massachusetts facility and various West Coast facilities to assemble and ship our products.  The proximity of these facilities to our customers reduces our freight costs.

Environmental Factors Affecting the Performance in the Quarter Ended October 31, 2004.

During the quarter ended October 31, 2004, West Coast ports experienced a backup of cargo ships, railroads and truck lines, delaying shipments of Asian made goods. Offshoring, outsourcing and importing are on the rise. The Commerce department recently stated that trade deficit (the amount of foreign goods imported into the United States vs. the amount of United States goods shipped abroad), swelled to $54 billion in August, just shy of the $55 billion record deficit in June.  Much of the world’s production is rapidly moving to China, which is producing toys, clothes and shoes faster than the rest of the world can import them.  Los Angeles and Long Beach receive the majority of the Chinese imports. Volumes flowing through Los Angeles port alone have climbed 10% this year, on top of a 20% increase in 2003.  August, September and October have always been busy months for the ports of Long Beach and Los Angeles because of holiday shipments, but the rise of imports by mega-retailers such as Wal-Mart and Target further increased traffic.  There are not enough dockworkers to unload shipments. Machinery used to unload ships is scarce and old.  After container ships finally tie up at the dock, it takes more than 10 days to get them unloaded, rather than the usual three to four days.  With oil prices climbing and the price of diesel fuel on the rise, a new source of backlog is being created; a lack of truckers willing to haul containers. Many truckers are responding by turning away jobs or by leaving the business, as stated in a recent article in USA Today.  The rail systems that transport most of the goods out of the Los Angeles and Long Beach ports have also experienced backlogs, labor shortages and lack of equipment. The contentious relationship between the port operators and the dominant union, the International Longshore and Warehouse Union, has resulted in a shortage of workers and technology needed to keep up with the boom in imports.  Tensions hit a breakpoint two years ago, when contract talks shut down the ports.  Since then, port operators have been slow to hire workers.  Recently an additional 5,000 workers were being hired and the union is training new workers as fast as it can.

Our revenues for the three months ended October 31, 2004 were impacted by the delays and resulted in a delay of approximately $5.0 million in sales.  The remaining goods scheduled for shipment in the first quarter will be shipped during the second quarter of fiscal year 2004.

Results of Operations

Three Months Ended October 31, 2004 and 2003

Net Sales

Net sales for the three months ended October 31, 2004 and 2003 were $11,692,537 and $17,420,813, respectively, a decrease of 32.9%, or $5,728,276.  The decline in net sales was due to lower sales of manufactured candy of approximately $3.3 million. This was due to a decision by management to curtail manufacturing operations and purchase goods directly from foreign suppliers.  This decrease is offset by an increase in sales of purchased candy of $0.8 million and a decrease of $3.0 million on sales of gift sets largely due to similar orders being shipped in the first quarter in the prior year that are being shipped in the second quarter of the fiscal year ending July 31, 2005. Big Lots, Dollar General, Rite Aid and Dollar Tree Stores accounted for approximately 21%, 10%, 7% and 7%, respectively, of sales for the three months ended October 31, 2004. Big Lots, Dollar General, Rite Aid and Dollar Tree Stores accounted for approximately 17%, 8%, 4% and 13%, respectively, of sales for the prior year’s comparable period.

Net sales for each of our business segments were as follows:

Net sales of Manufactured Candy and Cookies decreased from $5.6 million for the three months ended October 31, 2003 to $2.3 million for the three months ended October 31, 2004.  The decrease of $3.3 million was primarily due to a decline of $2.7 million of sales of manufactured candy canes, of which $2.3 million of production was shifted to our overseas suppliers as Purchased Candy and Cookies. The remaining decline was primarily related to $0.3 million decline in production of everyday lollipops, $0.2 million decline in Kastins Christmas candy and $0.1 million decline in Cows sales.  These declines are primarily due to the impact of shifting our complete manufacturing operations to our overseas suppliers in Argentina and China, which eliminates the variable costs associated with manufacturing in the United States. We are currently purchasing these items from our overseas suppliers.

Net sales of Purchased Candy and Cookies increased from $8.3 million for the three months ended October 31, 2003 to $9.0 million for the three months ended October 31, 2004. The increase of $0.7 million was primarily due to increases in the sale of purchased candy canes of $2.3 million.  This was offset by a $1.0 million decline of purchased gift items, which were shifted into the second quarter of the fiscal year ending July 31, 2005 due to the port delays on the west coast, a decrease of Halloween purchased candy of $0.8 million and an increase of $0.2 million of gold coins for Christmas holiday.

Net sales of Purchased Gift Items decreased from $3.5 million for the three months ended October 31, 2003 to $0.4 million for the period ended October 31, 2004.  The $3.1 million decrease was primarily a result of a $3.1 million decrease of sales of Christmas assembled goods due to shipment delays of goods not received from the west coast ports due to delayed transportation and unloading of vessels at the ports. See environmental factors effecting performance above for further details.

Gross Margins

Gross margins decreased to $3.3 million for the three months ended October 31, 2004 from $5.0 million for the three months ended October 31, 2003, and decreased to 28.6% from 28.9% as percent of sales, respectively. The decrease was largely attributable to absorption of manufacturing facility costs at our New Hyde Park, New York facility, which was closed for operation in the United States on October 29, 2004.

Gross margins for each of our business segments were as follows:

Gross margins on our Manufactured Candy and Cookies decreased from $0.1 million to ($0.8) million for the three months ended October 31, 2003 and 2004, respectively.  The decrease was mainly attributable to increased labor costs and overhead absorption expenses at our manufacturing plant in New Hyde Park, New York.

Gross margins for our Purchased Candy and Cookies increased from $3.8 million to $4.1 million for the three months ended October 31, 2003 and 2004, respectively. The increase was primarily due to purchased pre-packed assembled gift items that were not assembled in our New Bedford, Massachusetts facility and better pricing of purchased candy from our third party overseas suppliers.

Gross margins on our Purchased Gift Items decreased from $1.1 million to $0.1 million for the three months ended October 31, 2003 and 2004, respectively.  The decrease was due primarily to the decrease of the number of products being assembled at our New Bedford, MA facility as a result of the delays in our shipments being transferred from the west coast ports, due to shipment delays at the west coast ports due to delayed transportation and unloading of vessels at the ports.  See environmental factors effecting performance above for further details.

Operating Expenses

Operating expenses for the three months ended October 31, 2004 decreased to $2.1 million from $3.3 million for the three months ended October 31, 2003 and decreased to 17.9% from 18.9%, respectively, as a percent of sales.

During the three months ended October 31, 2004 and 2003, selling, general and administrative expenses decreased to $1.2 million from $2.2 million, respectively, and decreased to 10.0% from 12.8% as a percent of sales, respectively. The decrease was largely due to decreases in the following: $36,000 in travel expenses in the prior year relating to trips to China, $340,000 of shipping and carrier costs, due to direct shipments to our customers, $4,000 in building rental costs, $237,000 in broker commissions due to better negotiated fees, $205,000 in advertising and promotional costs, $20,000 in bank fees and $158,000 in public warehouse storage costs attributable to the consolidation of public facilities into our own facilities.

Salaries and related expenses decreased to $921,024 for the three months ended October 31, 2004, from $1,062,982 for the three months ended October 31, 2003, or 7.9% from 6.1%, respectively, as a percent of sales. This decrease resulted from a decline of $142,000 in our overhead due to our reorganization effort started in the fourth quarter of the fiscal year ended July 31, 2004 and continued through the first quarter ending October 31, 2004.

Income From Operations

Income from operations for the three months ended October 31, 2004 was $1.3 million as compared to income of $1.7 million for the prior year’s comparable period, or 10.7% and 10.0% as a percent of net sales, respectfully. Most of the decrease resulted from the decrease in product sales and other expense explained in results from operating expenses.

Interest Income and Expense

For the three months ended October 31, 2004, interest income decreased to $3 from $19 for the three months ended October 31, 2003 as cash reserves declined. For the three months ended October 31, 2004, interest expenses increased to $297,763 from $236,766 for the three months ended October 31, 2003, due to an increase in subordinated debt financing for a total of $3.3 million and increased interest rates from Libor plus 2.35% which was at 4.4% to Prime plus 3.0% currently at 7.75% associated with our new bank agreement extension.

Other Income/Expense

For the three months ended October 31, 2004, other income/expenses increased to expense of $10,137 from income of $4,537 for the three months ended October 31, 2003 due to $10,000 of realized losses on foreign exchange transactions.

Income Tax Benefit

The income tax rate utilized on an interim basis is based on the Company’s estimate of the effective income tax rate for the fiscal year ending July 31, 2005. The Company has a net operating loss carry forward which management believes will offset all taxable income generated in fiscal year 2005.  Therefore, the Company estimated its effective tax rate at 0%.

Critical Accounting Policies and Estimates

Management has determined that the Company’s most critical accounting policies are those related to revenue recognition, inventory obsolescence, long-lived assets, litigation and income taxes.  The Company continues to monitor its accounting policies to ensure proper application.  There have been no changes to these policies as discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

Liquidity and Capital Resources

Our primary cash requirements have been to fund the purchase, manufacture and commercialization of our products. We finance our operation and manufacturing with cash flow from operations and bank financing. Our working capital at October 31, 2004 and July 31, 2004 was ($1,229,321) and ($2,353,281), respectively.

The Company during the fiscal year ending July 31, 2004 had a need to borrow $1.4 million of additional subordinated debt to meet its working capital needs and the bank provided additional out of formula advances against is collateral base of $1,000,000 to support the up coming seasonal activity in the Company. Management feels that it should be able to sustain positive working capital going forward into the fiscal year ending July 31, 2005. In addition, the Company supplemented borrowing during the quarter ended October 31, 2004 with an uncollateralized loan of $467,800 due on December 31, 2004 from an unrelated individual third-party at an interest rate equal to that of our subordinated debt.

Financial Condition

Assets

Total assets increased to $32,593,830 at October 31, 2004 from $20,406,453 at fiscal year ended July 31, 2004.  This is an increase of $12,187,377. The increase was mainly attributable to $9,049,062 in accounts receivable and $3,358,042 in inventory, due to the increased level of sales for the Christmas season.

As of October 31, 2004, current assets increased to $24,545,568 from $12,140,291 as of fiscal year ended July 31, 2004, an increase of $12,405,277 or 102.2%.  The increase was primarily due to and increase of $9,049,062 in accounts receivable and $3,358,042 in inventory, related to the levels of Christmas season orders to ship.

As of October 31, 2004, plant, property and equipment decreased to $5,866,430 from $6,103,880 as of fiscal year ended July 31, 2004, a decrease of  $237,450 or 3.9%.  This decrease was associated with the depreciation of the assets of $237,450.

Liabilities

As of October 31, 2004 total liabilities increased to $27,625,070 from $16,382,550 as of the fiscal year ended July 31, 2004, an increase of  $11,242,520 or 68.6%.  The increase primarily reflects additional borrowing of $6,860,947 on its working capital facility, additional borrowings of $467,800 of short-term debt, $2,395,408 of accounts payables and  $1,690,552 of accrued expenses and offset by the payments on its long term and subordinated debt of $172,187. The increases are primarily due to the Company’s Christmas seasonal orders being shipped to our customers in the first and second quarter of our fiscal year ending in July 31, 2005.

Capital Structure

The Company has two classes of stock outstanding, Class A Common Stock and Class B Common Stock (collectively the “Common Stock”), that are substantially identical, except that the Class A Common Stock is entitled to one vote per share and the Class B Common Stock is entitled to seven votes per share on all matters, including the election of directors. Uziel Frydman, Chairman, President and Chief Executive Officer of the Company, beneficially owns 400,000 shares of Class A Common Stock and all of the 1,000,000 share of Class B Common Stock outstanding and controls the Company.

Cash Flows:

Net cash used in Operating Activities:

Net cash used in operating activities for the three months ended October 31, 2004 and 2003, was $7,153,567 and $10,005,966, respectively. The decrease in cash used by operating activities was due primarily to increases in accounts receivable, inventory, accounts payable and accrued expenses primarily related to inventory purchases and sales for the Christmas selling season.

Net Cash Used in Investing Activities:

Net cash provided by investing activities for the three months ended October 31, 2004 and 2003, decreased to $0 from $30,759, respectively, primarily due to no sales of assets or investment in equipment at our facilities related to moving our production to overseas suppliers.

Net Cash Used by Financing Activities:

Net cash provided by financing activities for the three months ended October 31, 2004 and 2003, was $7,156,560 and $9,869,265, respectively.  This decrease from the prior year was primarily due to decreased reliance on borrowings under our line of credit to finance working capital needs for seasonal materials, which was partially offset by borrowings of short-term debt of $467,800.  The gross borrowings for the period ended October 31, 2004 were approximately $12,471,850 as compared to $16,255,795 for the prior years comparable period.  We have $2,528,150 of our $15,000,000 line of credit available to meet additional seasonal needs to purchase and manufacture inventory subject to availability of accounts receivable and inventory.

Principal payments for our long-term and subordinated debt for the three months ended October 31, 2004, was $172,187. We believe that cash provided by operations during the 2005 fiscal year will be sufficient to finance our operations and fund debt service requirements for the next twelve months.

Schedule of Contractual Obligations

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 year	1-3 years	After 4 years
Long-Term Debt	$959,905	$376,850	$319,664	$263,391
Subordinated Debt	3,352,140	3,352,140	—	—
Capital Lease Obligation	419,813	16,688	56,497	346,628
Licensing Agreements	907,080	619,580	272,500	15,000
Operating Leases	835,126	164,016	345,781	325,329
Total Contractual Obligations	$6,474,064	$4,529,274	$994,442	$950,348

Schedule of Commercial Commitments

		Amount of Commitment expiration per period
Commercial Commitments	Total	Less Than 1 year	1-3 years	After 4 years
Line of Credit (*)	$15,000,000	—	$15,000,000	—
Total Commercial Commitments	$15,000,000	—	$15,000,000	—

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate line of credit, we are exposed to the risk of rising interest rates. Our $15,000,000 line of credit had an interest rate ranging from 4.5% to 7.75% for the three months ended October 31, 2004. Our long-term debt is at variable market tax exempt rates, which exposes us to fluctuations in the market. However, since the rate is based on the tax exempt rate, it is below the market rate.

Significant Accounting Policies and Estimates

Accounts Receivable and Allowance for Doubtful Accounts.

Accounts receivable are customer obligations due under normal trade terms.  We sell our products to those involved in the retail industry.  Accounts receivable are reviewed to determine if any receivables will potentially be uncollectible.  The Company records an allowance for doubtful accounts based on specifically identified amounts that they believe to be uncollectible along with a general reserve.  If the actual collections experience changes, revisions to the allowance may be required.  Any unanticipated changes in the customer’s credit worthiness or other matters affecting the collectability of amounts due from such customers, could have a material affect on the results of operations in the period in which such changes or events occur.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, the Company believes the allowance for doubtful accounts of $134,000 as of October 31, 2004 is adequate. However, actual write-offs might exceed the recorded allowance.

Inventory

Inventory consists of raw materials, packaging materials, components used in assembly, work-in-process and finished goods and is stated at the lower of cost or market. Cost is determined by the

FIFO (first-in, first-out) method. We provide an allowance for slow moving inventory based on experience and aging of products. We consider the following factors; age of product and sale through of the product in developing an estimate of our allowance for non-moving of inventory and the overall economic environment. Although it is reasonably possible that management’s estimate of slow moving inventory could change in the near future, management is not aware of any events that would result in changes to its estimates which would be material to our financial position or results from operations. For the quarter ended October 31, 2004, we had an allowance for slow moving inventory of $2,065,426.

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

Goodwill represents the excess of consideration over the net assets acquired resulting from acquisitions of companies accounted for by the purchase method. We utilize the annual evaluation as required by SFAS 142. At each Balance Sheet date, management evaluates the recoverability of the goodwill and reviews goodwill and other long-lived assets for impairment. As of October 31, 2004 there was no impairment loss.

Revenue Recognition

Sales are recognized upon shipment of products. Sales discounts and any other price adjustments are accounted for as a reduction in revenue at the later of (1) the date at which the related revenue is recognized by the Company or (2) the date at which the sales incentive is offered.

Income Taxes

Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes (SFAS 109).” Under SFAS 109, deferred taxes are determined using the liability method which requires the recognition of deferred tax assets and liability based on differences between the financial statement and the income tax basis using presently enacted tax rates. The income tax rate utilized on an interim basis is based on the Company’s estimate of the effective income tax rate for the fiscal year ending July 31, 2004. The Company has a net operating loss carry forward which management believes will offset all taxable income generated in fiscal year 2005.  Therefore, the Company estimated its effective tax rate at 0%.

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

Derivative Financial Instruments

The Company formerly utilized derivative financial instruments to reduce foreign currency risks. The Company did not hold or issue derivative financial instruments for trading purposes. In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was amended in June 2000 by SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that a company recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value or the derivative, and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The Company adopted SFAS 133, as amended in the fourth quarter of fiscal 2001.

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

We also believe that the confectionery industry is influenced by general economic conditions and particularly by the level of change. Increased levels of change can have a favorable impact on our revenues. We also believe that the confectionary industry tends to experience periods of decline and recession during economic downturns. The confectionary industry could sustain periods of decline in revenues in the future, and any decline may materially adversely effect us.

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

None.

Item 5.        Other Information

None.

Item 6.        Exhibits and Reports on Form 8-K

(a)           Exhibits

31.1         Certification of the Chief Executive Officer Purusant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Acto of 2002.

32.1         Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

32.2         Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

Current Report on Form 8-K filed on 10-29-04, with attached earnings release for the fiscal year ended July 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

SHERWOOD BRANDS, INC.

Date: December 12, 2004	/s/ Uziel Frydman
Chairman, President and Chief Executive Officer

Date: December 12, 2004	/s/ Christopher J. Willi
Chief Financial Officer and Secretary

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Purusant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Acto of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.